Form 10-Q
period 2021-06-30
QMIS TBS Capital Group Corp.
filed 2021-08-16
CIK 1796160

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-238872

QMIS TBS CAPITAL GROUP CORP.

(Exact name of registrant as specified in its charter)

Delaware	32-0619708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
37-12 Prince St., Suite 9C
Flushing, NY	11354
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 917-675-3214

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act.☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 16, 2021, the issuer had 300,000,000 shares of its common stock issued and outstanding.

1

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission.

Although management believes that the assumptions underlying the forward-looking statements included in this Report are reasonable, such statements do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation to update or revise any forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QMIS TBS CAPITAL GROUP CORP.

BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current Assets:
Initial deposit for acquisition agreement (Note 10)	$25,000	$25,000
Total Current Assets	25,000	25,000

Total Assets	$25,000	$25,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accrued expenses (Note 6)	$188,289	$135,023
Due to related parties (Note 7)	119,252	66,382
Total Current Liabilities	307,541	201,405

Total Liabilities	307,541	201,405

Commitments and Contingencies (Note 9)	—	—

Shareholders' Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	30,000	30,000
Additional paid-in capital	—	—
Retained Earnings (Accumulated deficit)	(312,541)	(206,405)
Total Shareholders' Equity (Deficit)	(282,541)	(176,405)
Total Liabilities and Shareholders' Equity (Deficit)	$25,000	$25,000

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$—	$—	$—	$—
Cost of Goods Sold	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses
Directors' fees	—	—	—	30,000
Professional fees	69,331	87,356	104,636	87,806
Other general and administrative expenses	—	—	1,500	90
Total Operating Expenses	69,331	87,356	106,136	117,896

Loss from Operations	(69,331)	(87,356)	(106,136)	(117,896)

Loss before Provision for Income Tax	(69,331)	(87,356)	(106,136)	(117,896)

Provision for Income Tax	—	—	—	—

Net Loss	$(69,331)	$(87,356)	$(106,136)	$(117,896)

Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	$(69,331)	$(87,356)	$(106,136)	$(117,896)

Basic and Fully Diluted Loss per Share	$0	$0	$0	$0

Weighted average shares outstanding	300,000,000	300,000,000	300,000,000	229,120,879

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	$0.0001 Par Value		Additional	Earnings	Shareholders'
	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Equity (Deficit)

Balances at January 1, 2021	300,000,000	$300,000,000	$—	$(206,405)	$(176,405)

Net income	—	—	—	(36,805)	(36,805)

Balances at March 31, 2021 (Unaudited)	300,000,000	$300,000,000	$—	$(243,210)	$(213,210)

Net income	—	—	—	(69,331)	(69,331)

Balances at June 30, 2021 (Unaudited)	300,000,000	$300,000,000	$—	$(312,541)	$(282,541)

Balance at January 1, 2020	—	$—	$—	$(424)	$(424)

Common stock issued for directors' fee	300,000,000	30,000	—	—	30,000

Net income	—	—	—	(30,540)	(30,540)

Balance March 31, 2020	300,000,000	$30,000	$—	$(30,964)	$(964)

Net income	—	—	—	(87,356)	(87,356)

Balance June 30, 2020 (Unaudited)	300,000,000	$30,000	$—	$(118,320)	$(88,320)

 The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENT OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(106,136)	$(117,896)
Adjustments to reconcile net loss
Stock compensation expenses		30,000
Changes in operating assets and liabilities
Increase/(Decrease) in accrued expenses	53,266	82,356
Net cash used by operating activities	(52,870)	(5,540)

Cash Flows from Investing Activities

Initial deposit for acquisition agreement	—	(25,000)
Net cash provided (used) by investing activities	—	(25,000)

Cash Flows from Financing Activities

Proceeds from related parties	52,870	30,540
Net cash provided (used) by financing activities	52,870	30,540

Increase (decrease) in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$—	$—
Income tax	$—	$—

Supplemental Cash Flow Information:

Issuance of 300,000,000 shares of common stock at par value $0.0001 per share for directors' fee	$—	$30,000

 The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

QMIS TBS Capital Group Corp. (the “Company”) was incorporated in the state of Delaware on November 21, 2019, under the name TBS Capital Management Group Corp. The name was changed to QMIS TBS Capital Group Corp. on February 10, 2020. The Company plans to engage in the business of providing financial services.

Note 2 - CONTROL BY PRINCIPAL OWNERS

The directors and executive officers own, directly or indirectly, beneficially and in the aggregate, the majority of the voting power of the outstanding capital of the Company. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital and the dissolution, merger, or sale of the Company's assets.

Note 3 - GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $205,981 for the year ended December 31, 2020, and $106,136 for the six months ended June 30, 2021. In addition, the Company had stockholders' deficit of $176,405 and $282,541 at December 31, 2020, and June 30, 2021, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed financial statements do not include all of the information and disclosure required by the GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020, as not all disclosures required by the GAAP for annual financial statements are presented. The interim condensed financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks may not be insured or exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

Valuation of Long-Lived assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606, which requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

Related Parties

The Company adopted FASB ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments that are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Property, Plant, and Equipment

Property, plant, and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets without residual value.

The percentages or depreciable life applied are:

Office equipment and furniture	5 years

Fair Value of Measurements

The Company adopted FASB ASC 820, Fair Value Measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:	Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities, and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

As of the balance sheet date, the estimated fair values of the financial instruments approximated their fair values due to the short-term nature of these instruments.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, Advertising Costs. The advertising costs were immaterial for the six months ended June 30, 2021 and 2020.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, Research and Development. Research and development costs were immaterial for the six months ended June 30, 2021 and 2020.

Comprehensive Income

FASB ASC 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of changes in owners' equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Segment Reporting

FASB ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in one principal business segment.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities outstanding (options and warrants) for the six months ended June 30, 2021 and 2020.

Income Taxes

The Company accounts for income tax in accordance with FASB ASC 740-10-25, which requires the asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has accumulated deficit in its operation. Because there is no certainty that we will realize taxable income in the future, we did not record any deferred tax benefit as a result of these losses.

The Company adopted FASB ASC 740-10-30, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB guidance also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with the FASB guidance, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting." The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Note 5 - CAPITAL STOCK

Authorized Capital

On the date of incorporation, the Company was authorized to issue 750,000,000 shares of common stock, par value $0.0001 per share. On October 7, 2020, the Company amended its Certificate of Incorporation to be authorized to issue 760,000,000 shares of stock, consisting of 750,000,000 shares of common stock having a par value of $0.0001 per share, and 10,000,000 shares of preferred stock having a par value of $0.0001 per share.

Issuance of Common Stock

On February 12, 2020, 300,000,000 shares of common stock were issued at par value $0.0001 per share to three directors as director fees, totaling $30,000.

Note 6 - ACCRUED EXPENSES

The accrued expenses included mostly the professional service fees related to the Company's efforts of going public. The professional service fees amounted to $104,636 and $87,806 for the six months ended June 30, 2021 and 2020, respectively. The accrued expenses were $188,289 and $135,023 as of June 30, 2021 and December 31, 2020, respectively.

Note 7 - DUE TO RELATED PARTIES

Due to related parties consists of the following:

	June 30, 2021 (Unaudited)	December 31, 2020
Dr. Yung Kong Chin, CEO	$117,493	$65,418
Dr. Timo Strattner, CFO	1,759	964
Total	$119,252	$66,382

Due to related parties represent temporally short-term loans from Dr. Yung Kong Chin, the Company’s CEO, and Dr. Timo Strattner, the Company’s CFO, to finance the Company’s operation due to lack of cash resources. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from due to related parties are classified as cash flows from financing activities. The Company borrowed $424 from Dr. Strattner for the period from November 21, 2019 (inception), to December 31, 2019, and $540 from Dr. Strattner and $65,418 from Dr. Chin for the year ended December 31, 2020. In the six months ended June 30, 2021, the Company borrowed $52,075 for Dr. Chin, and $795 from Dr. Strattner.

Note 8 - OFFICE RENTAL EXPENSE

From time to time, the Company’s officers provide office space to the Company for free. However, the Company has not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 for the six months ended June 30, 2021 and 2020.

Note 9 - COMMITMENTS AND CONTINGENCIES

The Company adopted ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Note 10 - INITIAL DEPOSIT FOR ACQUISITION AGREEMENT

On April 30, 2020, the Company entered into a Broker/Dealer Purchase Agreement (the “Agreement”) with Richfield Orion International, LLC (the “Seller”), a Colorado Limited liability company, the sole owner of Richfield Orion International, Inc. (“Richfield”), a Colorado corporation. Pursuant to the Agreement, the Company acquired 100% equity ownership of Richfield for $75,000. Richfield is engaged in business as a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”) and with the Financial Industry Regulatory Authority (“FINRA”) The Company has paid $25,000 as an initial deposit per the Agreement, via loan from Dr. Yung Kong Chin, the Company's CEO. The balance of the purchase price will be due on the final closing upon the receipt of the acceptance by FINRA of the Amended Member Agreement wherein the Company is acknowledged by FINRA as the sole owner of Richfield. In the event that FINRA should deny the acceptance of the Company as sole owner of Richfield, the Agreement shall immediately lapse. If the Agreement is null and void, funds that may have been previously paid to Seller in payment any interest or work on this Agreement shall default to Seller. The Management believes it is extremely difficult to estimate the timing of the review and approval by FINRA. Since the consummation of the acquisition has not yet occurred and accordingly, the Company does not consolidate Richfield’s financial data into its financial statements.

Note 11 - SUBSEQUENT EVENTS

On October 30, 2020, the Company entered into an agreement to issue a convertible promissory note (the "Note") in the principal amount of one million five hundred thousand dollars ($1,500,000), to the Chairman of the Board and CEO, Dr. Yung Kong Chin. The Company will pay interest from the date of issuance of the Note on the unpaid principal balance at the annual rate of interest equal to eight percentage (8%) per six months, such principal and interest to be payable on demand. The Note is a general unsecured obligation of the Company. At any time, the unpaid principal amount of the Note and any unpaid interest accrued thereon can be converted into the Company's common stock at $1.50 per share. However, the Note had not been issued and no funds had been advanced to the Company as of the date of this Report. The Company and Dr. Chin anticipate that the Note will be issued in the third quarter of 2021.

RICHFIELD ORION INTERNATIONAL, INC.

BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$51,290	$49,940
Receivable from clearing organization	46,655	58,974
Contract security deposit	2,256	2,256
Total Current Assets	100,201	111,170

Noncurrent Assets
Right-of-use assets (Note B)	73,191	85,105
Total Noncurrent Assets	73,191	85,105

Total Assets	$173,392	$196,275

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$369	$369
Accrued liabilities	37,310	46,590
Operating lease liabilities (Note B)	25,457	24,317
Total Current Liabilities	63,136	71,276

Noncurrent Liabilities
Operating lease liabilities (Note B)	47,734	60,788
Total Noncurrent Liabilities	47,734	60,788

Total Liabilities	110,870	132,064

Commitments and Contingencies (Note F)	—	—

Shareholders' Equity:
Capital Stock, no par value, 100,000 shares authorized; 1,000 shares issued and outstanding	52,589	52,589
Additional paid-in capital	62,482	62,482
Retained Earnings (Accumulated deficit)	(52,549)	(50,860)
Total Shareholders' Equity (Deficit)	62,522	64,211
Total Liabilities and Shareholders' Equity (Deficit)	$173,392	$196,275

 The accompanying notes are an integral part of these financial statements.

RICHFIELD ORION INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue
Commissions from clearing account	$140,564	$125,609	$356,361	$272,158
Direct commissions	11,057	1,114	12,502	2,323
Total Revenue	151,621	126,723	368,863	274,481

Operating Expenses
Commissions and compensation	118,226	95,804	295,941	216,561
Ticket and trade fees	12,300	11,250	24,600	21,000
Occupancy	7,260	7,570	14,584	15,108
Regulatory fees	1,351	821	3,280	2,049
Professional fees	2,250	7,747	4,910	13,322
Technology and communications	1,319	1,203	3,008	2,691
Other expenses	1,625	642	3,254	1,627
Total Operating Expenses	144,331	125,037	349,577	272,358

Net Income (Loss) from Operations	7,290	1,686	19,286	2,123

Net Income (Loss) before Provision for Income Tax	7,290	1,686	19,286	2,123

Provision for Income Tax	—	—	—	—
Net Income (Loss)	$7,290	$1,686	$19,286	$2,123

Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	$7,290	$1,686	$19,286	$2,123

Basic and Fully Diluted Loss per Share	$7.29	$1.69	$19.29	$2.12

Weighted average shares outstanding	1,000	1,000	1,000	1,000

RICHFIELD ORION INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional	Earnings	Shareholders'
	no par value		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balances at January 1, 2021	1,000	$52,589	$62,482	$(50,860)	$64,211

Net income	—	—	—	11,996	11,996

Contributions	—	—	—	—	—

Distributions	—	—	—	(11,825)	(11,825)

Balances at March 31, 2021 (unaudited)	1,000	$52,589	$62,482	$(50,689)	$64,382

Net income	—	—	—	7,290	7,290

Contributions	—	—	—	—	—

Distributions	—	—	—	(9,150)	(9,150)

Balances at June 30, 2021 (unaudited)	1,000	$52,589	$62,482	$(52,549)	$62,522

Balances at January 1, 2020	1,000	$52,589	$62,482	$(56,326)	$58,745

Net income	—	—	—	437	437

Contributions	—	—	—	7,750	7,750

Distributions	—	—	—	(9,000)	(9,000)

Balance at March 31, 2020 (unaudited)	1,000	$52,589	$62,482	$(57,139)	$57,932

Net income	—	—	—	1,686	1,686

Contributions	—	—	—	12,650	12,650

Distributions	—	—	—	(15,500)	(15,500)

Balance at June 30, 2020 (unaudited)	1,000	$52,589	$62,482	$(58,303)	$56,768

The accompanying notes are an integral part of these financial statements.

RICHFIELD ORION INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net loss	$19,286	$2,123
Adjustments to reconcile net loss
Changes in operating assets and liabilities
(Increase)/Decrease in broker receivable	12,319	758
Increase/(Decrease) in accrued expenses	(9,280)	—
Net cash used by operating activities	22,325	2,881

Cash Flows from Investing Activities

Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities

Member contribution	—	20,400
Member withdrawals	(20,975)	(24,500)
Net cash provided (used) by financing activities	(20,975)	(4,100)

Increase (decrease) in cash	1,350	(1,219)
Cash at beginning of period	49,940	51,409
Cash at end of period	$51,290	$50,190

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$—	$—
Income tax	$—	$—

 The accompanying notes are an integral part of these financial statements.

RICHFIELD ORION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies

The summary of significant accounting policies of Richfield Orion International, Inc. is presented to assist in understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

Basis of Presentation

The financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company’s management believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the annual financial statements.

The financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the periods presented. Operating results for the three and six months ended June 30, 2021 and 2020, are not necessarily indicative of the results that may be expected for the years ending December 31, 2021 and 2020.

Organization

The Company was incorporated on September 1, 1998, under the laws of the State of Colorado.

Description of Business

The Company, located in Castle Rock, CO is a broker and dealer in securities registered with the Securities and Exchange Commission (SEC). The Company is a member of Financial Industry Regulatory Authority, Inc. (FINRA) and the Municipal Securities Rule Making Board. The Company is engaged in sale of private placements and alternative investments for which it receives a fee and the facilitation of securities transactions of which it receives commissions.

Method of Accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting, and accordingly, reflect all significant receivables, payables, and other liabilities.

Cash and Cash Equivalents

The Company considers as cash all short-term investments with an original maturity of three months or less to be cash equivalents.

Broker Receivable

The Company monitors and makes allowances for the provision of doubtful accounts where it feels it is justified and warranted. At period end, based upon historical experience with the Company’s Broker and subsequent events, no allowance for doubtful accounts was required.

Revenue Recognition

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, which requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

Commission revenues are recorded by the Company when earned on trade date basis.

Use of Estimates

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.

The three levels are defined as follows:

Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3	inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments include cash, receivables, accounts payable and accrued expenses. The carrying values of these financial instruments approximate their fair values due to the short-term maturities of these instruments.

Subsequent Events

The Company has evaluated events subsequent to the balance sheet date for items requiring recording or disclosure in the financial statements. The evaluation was performed through the date when the financial statements were available to be issued. Based upon this review, the Company has determined that there were no events which took place that would have a material impact on its financial statements.

Note B - Lease

The Company recognizes and measures its leases in accordance with FASB ASC 842, Leases. The Company is a lessee in a noncancelable operating lease for office space. The Company determines if an arrangement is a lease or contains a lease, at inception of a contract and when terms of an existing contract are changed. The Company recognizes a lease liability and a right of use asset at the commencement date of the lease. The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments depend on an index or a rate. The discount rate is the implicit rate if it is readily determinable or otherwise the Company uses its incremental borrowing rate. The implicit rates of our leases are not readily determinable and accordingly, we use our incremental borrowing rate based on the information available at the date for all leases. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow and amount equal to the lease payments under similar terms and in a similar economic environment. The ROU asset is subsequently measured throughout the lease term at the amount of the remeasured lease liability (i.e., present value of the remaining lease payments), plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received, and any impairment recognized. Lease cost for these lease payments is recognized on a straight-line basis over the lease term.

The Company has elected, for all underlying classes of assets, to not recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement, and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. We recognize lease cost associated with our short-term leases on a straight-line basis over the lease term.

The components of lease cost for the six months ended June 30, 2021 and 2020, as follows:

	For the Six Months Ended June 30,
	2021 (unaudited)	2020 (unaudited)
Operating lease cost	$14,584	$15,108
Variable lease cost	—	—
Short term lease cost	—	—
Total lease cost	$14,584	15,108

Amounts reported in the balance sheets as follows: Operating leases

	June 30,	December 31,
	2021	2020
	(unaudited)
Operating lease ROU assets	$73,191	$85,105
Operating lease liabilities	$73,191	$85,105

Note C - Net Capital Requirements

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $5,000, as defined under such provisions. Net Capital and the related net capital ratio may fluctuate on a daily basis. On December 31, 2020, net capital was $61,955 leaving excess net capital of $56,955, and 0.76% aggregated indebtedness. On June 30, 2021, Net Capital was $62,522 leaving excess net capital of $57,522, and 0.60% aggregated indebtedness.

Note D - Possession or Control Requirements

The Company does not have any possession or control of customer’s funds or securities. There were no material inadequacies in the procedures followed in adhering to the exemptive provisions of SEC Rule 15c3-3(k)(ii) by promptly transmitting all customer funds to the clearing broker who carries the customer accounts.

Note E - Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

Note F - Commitments and Contingencies

Included in the Company’s clearing agreement with its clearing broker-dealer is an indemnification clause. This clause related to instances where the Company’s customers fail to settle security transactions. In the event this occurs, the Company will indemnify the clearing broker-dealer to the extent of the net loss on the unsettled date. At June 30, 2021, management of the Company has not been notified by the clearing broker-dealer, nor were they otherwise aware of any potential losses relating to this indemnification.

Note G - Income Taxes

The Company with the consent of its shareholder, has elected under the Internal Revenue Code to be an S-Corp for both federal and state income tax purposes. In lieu of corporate income taxes the shareholders of an S /corporation are taxed on their share of the company’s taxable income. Therefore, no provisions or liability for the federal or state income taxes has been included in financial statements. The Company has adopted provisions of FASB Accounting Standards Codification 740-10, Accounting for Uncertainty in Income Taxes. Under ACS 740-10, the Company is required to evaluate each of its tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective positions. A tax position includes an entity’s status including its status as a pass-through entity and the decision to not file a tax return. The Company has evaluated each of its tax positions and determined that no provision for liability for income tax positions and determined that no provision for liability for income taxes is necessary.

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, “Interim Reporting.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2020

	QMIS TBS CAPITAL GROUP CORP.	RICHFIELD ORION INTERNATIONAL, INC.	Pro Forma Adjustments		Pro Forma Consolidated Balance Sheet
ASSETS
Current Assets:
Cash and cash equivalents	$—	$49,940			$49,940
Broker receivable,	—	58,974			58,974
Contract security deposit	—	2,256			2,256
Initial deposit for acquisition agreement	25,000	—	(b)	(25,000)	—
Total Current Assets	25,000	111,170			111,170

Noncurrent Assets
Right-of-use assets	—	85,105			85,105
Total Noncurrent Assets	—	85,105			85,105

Total Assets	$25,000	$196,275			$196,275

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$369			$369
Accrued liabilities	—	46,590			46,590
Accrued expenses	135,023	—			135,023
Due to related parties	66,382	—			66,382
Operating lease liabilities	—	24,317			24,317
Total Current Liabilities	201,405	71,276			272,681

Noncurrent Liabilities
Operating lease liabilities	—	60,788			60,788
Total Noncurrent Liabilities	—	60,788			60,788

Total Liabilities	201,405	132,064			333,469

Commitments and Contingencies (Note 8)	—	—			—

Shareholders' Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares issued and outstanding	30,000				30,000
Capital Stock, no par value, 100,000 shares authorized; 1,000 shares issued and outstanding	—	52,589	(a)	(52,589)	—
Additional paid-in capital	—	62,482	(a)	52,589
			(b)	(25,000)	90,071
Retained Earnings (Accumulated deficit)	(206,405)	(50,860)			(257,265)
Total Shareholders' Equity (Deficit)	(176,405)	64,211			(137,194)
Total Liabilities and Shareholders' Equity (Deficit)	$25,000	$196,275			$196,275

 The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2021

	QMIS TBS CAPITAL GROUP CORP.	RICHFIELD ORION INTERNATIONAL, INC.	Pro Forma Adjustments		Pro Forma Consolidated Balance Sheet
ASSETS
Current Assets:
Cash and cash equivalents	$—	$51,290			$51,290
Broker receivable,	—	46,655			46,655
Contract security deposit	—	2,256			2,256
Initial deposit for acquisition agreement	25,000	—	(b)	(25,000)	—
Total Current Assets	25,000	100,201			100,201

Noncurrent Assets
Right-of-use assets	—	73,191			73,191
Total Noncurrent Assets	—	73,191			73,191

Total Assets	$25,000	$173,392			$173,392

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$369			$369
Accrued liabilities	—	37,310			37,310
Accrued expenses	188,289	—			188,289
Due to related parties	119,252	—			119,252
Operating lease liabilities	—	25,457			25,457
Total Current Liabilities	307,541	63,136			370,677

Noncurrent Liabilities
Operating lease liabilities	—	47,734			47,734
Total Noncurrent Liabilities	—	47,734			47,734

Total Liabilities	307,541	110,870			418,411

Commitments and Contingencies (Note 8)	—	—			—

Shareholders' Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares issued and outstanding	30,000				30,000
Capital Stock, no par value, 100,000 shares authorized; 1,000 shares issued and outstanding	—	52,589	(a)	(52,589)	—
Additional paid-in capital	—	62,482	(a)	52,589
			(b)	(25,000)	90,071
Retained Earnings (Accumulated deficit)	(312,541)	(52,549)			(365,090)
Total Shareholders' Equity (Deficit)	(282,541)	62,522			(245,019)
Total Liabilities and Shareholders' Equity (Deficit)	$25,000	$173,392			$173,392

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2020

	QMIS TBS CAPITAL GROUP CORP.	RICHFIELD ORION INTERNATIONAL, INC.	Pro Forma Adjustments	Pro Forma Consolidated Statements of Operation

Revenue
Commissions from clearing account	$—	$572,437		$572,437
Direct commissions	—	5,612		5,612
Other income	—	4,828		4,828
Total Revenue	—	582,877		582,877

Operating Expenses
Commissions and compensation	—	449,474		449,474
Ticket and trade fees	—	39,300		39,300
Occupancy	—	29,851		29,851
Regulatory Fees	—	16,181		16,181
Professional fees	175,891	16,012		191,903
Technology and communications	—	13,386		13,386
Directors' fees	30,000	—		30,000
Other general and administration expenses	90	4,657		4,747
Total Operating Expenses	205,981	568,861		774,842

Net Income (Loss) from Operations	(205,981)	14,016		(191,965)

Net Income (Loss) before Provision for Income Tax	(205,981)	14,016		(191,965)

Provision for Income Tax	—	—		—

Net Income (Loss)	$(205,981)	$14,016		$(191,965)

Other comprehensive income (loss)	—	—		—
Total comprehensive income (loss)	$(205,981)	$14,016		$(191,965)

Basic and Fully Diluted Loss per Share				$(0.00)

Weighted average shares outstanding				300,000,000

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended June 30, 2021

	QMIS TBS CAPITAL GROUP CORP.	RICHFIELD ORION INTERNATIONAL, INC.	Pro Forma Adjustments	Pro Forma Consolidated Statements of Operation

Revenue
Commissions from clearing account	$—	$356,361		$356,361
Direct commissions	—	12,502		12,502
Total Revenue	—	368,863		368,863

Operating Expenses
Commissions and compensation	—	295,941		295,941
Ticket and trade fees	—	24,600		24,600
Occupancy	—	14,584		14,584
Regulatory Fees	—	3,280		3,280
Professional fees	104,636	4,910		109,546
Technology and communications	—	3,008		3,008
Other general and administration expenses	1,500	3,254		4,754
Total Operating Expenses	106,136	349,577		455,713

Net Income (Loss) from Operations	(106,136)	19,286		(86,850)

Net Income (Loss) before Provision for Income Tax	(106,136)	19,286		(86,850)

Provision for Income Tax	—	—		—

Net Income (Loss)	$(106,136)	$19,286		$(86,850)

Other comprehensive income (loss)	—	—		—
Total comprehensive income (loss)	$(106,136)	$19,286		$(86,850))

Basic and Fully Diluted Loss per Share				$(0.00)

Weighted average shares outstanding				300,000,000

 The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

On April 30, 2020, QMIS TBS Capital Group Corp. (the "Company") entered into a Broker/Dealer Purchase Agreement (the “Agreement”) with Richfield Orion International, LLC (the “Seller”), a Colorado Limited liability company, the sole owner of Richfield Orion International, Inc. (“Richfield”), a Colorado corporation. Pursuant to the Agreement, the Company acquired 100% equity ownership of Richfield for $75,000. Richfield is engaged in business as a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”) and with the Financial Industry Regulatory Authority (“FINRA”) The Company has paid $25,000 as an initial deposit per the Agreement. The balance of the purchase price will be due on the final closing upon the receipt of the acceptance by FINRA of the Amended Member Agreement wherein the Company is acknowledged by FINRA as the sole owner of Richfield. In the event that FINRA should deny the acceptance of the Company as sole owner of Richfield, the Agreement shall immediately lapse. If the Agreement is null and void, funds that may have been previously paid to Seller in payment any interest or work on this Agreement shall default to Seller. The Management believes it is extremely difficult to estimate the timing of the review and approval by FINRA. Since the consummation of the acquisition has not yet occurred and accordingly, the Company does not consolidate Richfield’s financial data into its financial statements.

The accompanying unaudited pro forma condensed consolidated balance sheets and the unaudited pro forma condensed consolidated statements of operations have been prepared assuming the acquisition had occurred at the beginning of the period presented.

The unaudited pro forma condensed consolidated financial statements do not necessarily represent the actual results that would have been achieved had the acquisition taken place at the beginning of the period presented, nor may they be indicative of future operations. These unaudited pro forma condensed financial statements should be read in conjunction with the companies’ respective historical financial statements and notes included thereto.

Note 2 - PRO FORMA ASSUMPTIONS AND ADJUSTMENTS

(a)	The adjustments were made to reflect the capital structure of the parent company.

(b)	The adjustments were made to adjust the initial deposit for acquisition of Richfield, which was paid to Richfield's sole shareholder.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

There are statements in this Report that are not historical facts. These "forward-looking statements" can be identified by use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under "Risk Factors." Although management believes that the assumptions underlying the forward-looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation or intention to update or revise any forward-looking statements.

Corporate History and Background

Organization

QMIS TBS Capital Group Corp., a Delaware corporation (the “Company”) was incorporated on November 21, 2019, under the name TBS Capital Management Group Corp. The name was changed to QMIS TBS Capital Group Corp. on February 10, 2020.

The Company is authorized to issue 750,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Business Overview

The Company was incorporated by Dr. Timo Strattner, our Chief Financial Officer. The business plan of the Company at the time of formation initially was two-pronged: first, to raise initial capital to acquire a US-based registered broker dealer firm; and second, to work with foreign businesses to help provide access to the US capital markets, either through business combination transactions, assistance with US-based securities offerings, or other transactions structures. Dr. Strattner has worked in the financial markets as an asset and fund manager, sales trader in equity and derivatives, and as a securities analyst. He also has served in various interim executive roles with international exposure as turnaround and growth specialist. Dr. Strattner brought his connections to markets in the UK and Hong Kong to the Company, as well as his background in equities and derivatives trading.

In early 2020, Dr. Strattner entered into negotiations with Dr. Yung Kong Chin. Dr. Chin is the Managing Director of QMIS Capital Finance. Since 2002, Dr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States. Dr. Chin expressed an interest in working with the Parent Company to help provide access to the US capital markets to various international clients and contacts.

In connection with Dr. Chin’s appointment as Chief Executive Officer and Director of the Company, the Company’s name was changed to QMIS TBS Capital Group Corp. on February 10, 2020. The Company operates through its subsidiary in the financial services industry.

As discussed below, the Company has a relationship that the Company intends to develop into a parent-subsidiary relationship: Richfield Orion International, Incorporated.

Richfield Orion International, Inc.

On April 30, 2020, the Company and Richfield Orion, International, LLC (the “Seller”) entered into a Broker Dealer Purchase Agreement for the purchase by the Company of Richfield Orion International, Incorporated (“Richfield”), a broker-dealer registered with the U.S. Securities and Exchange Commission (the “SEC”) and with the Financial Industry Regulatory Authority (“FINRA”). The Company has paid to the Seller $25,000 as an initial deposit per the Agreement, via loan from Dr. Yung Kong Chin, our CEO. The balance of the purchase price will be due to the Seller on the final closing, which is contingent upon the receipt of the acceptance by FINRA of the Amended Member Agreement wherein the Company is acknowledged by FINRA as the sole owner of Richfield. In the event that FINRA should deny the acceptance of the Company as sole owner of Richfield, the Agreement shall immediately lapse, and funds that may have been previously paid to Seller in payment any interest or work on this Agreement shall default to Seller. While our management does not anticipate that FINRA would deny the acceptance of the Company as the sole owner of Richfield, there can be no guarantee that FINRA will agree to the change of ownership of Richfield.

Until such FINRA approval has been obtained, the Company and Richfield have executed a form of Management/Operations Development Consultation Agreement (the “Management Agreement”). Pursuant to the Management Agreement, Richfield agreed to provide consulting services to the Company, including the following:

-	Participate in the creation of an organizational chart of necessary future administrative positions;
-	legitimize projected future goals or re-define (as needed) outlined such goals with view to regulatory compliance;
-	expand and prioritize aspects itemized within the list of the initial setup matrix;
-	validate or eliminate desired future operational business targets;
-	scrutinize needed talents to meet desired business targets;
-	scrutinize and rationalize expected revenue sources;
-	conduct a detailed cost/benefit analysis of anticipated revenues versus expected costs; and
-	research salary/benefit/reward-growth package funds needed.

The Company agreed to work with Richfield to delineate a desired joint operational structure; identify desired joint future business goals; prioritize funding needs of initial joint setup; define targets for anticipated initial entry or expansion of the joint business operations; describe talents/skills needed to adequately pursue defined business targets; and identify and delineate expected business revenue sources for use by the joint business operation.

As noted, the Company and Richfield anticipate that the Management Agreement will govern the relationship of the two entities until such time as the Company receives the final approval from FINRA of the change of ownership of Richfield. Management of the Company and of Richfield anticipate that once FINRA approval and acknowledgement of the Company as the sole owner of Richfield is obtained, the agreement will be terminated, and Richfield will operate as a subsidiary of the Company.

The Company and Richfield plan to file for FINRA approval following the effectiveness of a registration statement filed with the Securities and Exchange Commission. Until FINRA approval is obtained, the Company and Richfield entered into the Management Agreement to describe the relationship between and the operations of the two entities. Management of the Company and of Richfield anticipate that once FINRA approval and acknowledgement of the Company as the sole owner of Richfield is obtained, the Management Agreement will be terminated, and Richfield will operate as a subsidiary of the Company. Because the Company has paid the initial purchase amount, the Company considers Richfield to be its subsidiary entity. Despite the transaction’s not having closed, the Company has included Richfield’s financial statements pursuant to Rule 8-04 of Regulation S-X, and the pro forma financial information pursuant to the Rule 8-05 of Regulation S-X.

As noted, the Company and Richfield anticipate that the Management Agreement will govern the relationship of the two entities until such time as the Company receives the final approval from FINRA of the change of ownership of Richfield. Management of the Company and of Richfield anticipate that once FINRA approval and acknowledgement of the Company as the sole owner of Richfield is obtained, the agreement will be terminated, and Richfield will operate as a subsidiary of the Company.

Richfield is an independent financial services firm, offering diversified and comprehensive quality products and services since 2008. Richfield exists to help its clients meet their individual and professional objectives. Headquartered in Castle Rock, Colorado, Richfield was designed to meet the needs of the discerning investors and independent securities professionals.

Richfield’s service is based on the concept that clients and successful representatives deserve a brokerage system with leading edge investment and advisory programs, modest charges, and fair clearing costs for commission-based business.

Richfield maintains a comprehensive range of investment products and provides the products to fit most client needs. As an independent representative within Richfield’s network, its representatives have the freedom to select the products that best represent their client without the pressure to place proprietary products. Although Richfield’s representatives are independent, they are not alone. As a representative of Richfield, reps receive impeccable back-office support and personalized service. Stellar service includes product and service education, supervisory training, and regular broker/dealer conferences for all.

Through our operation of Richfield, we will be subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. Richfield Orion International Inc is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At April 26, 2020, Richfield had net capital of $50,000, which was $45,000, in excess of its required net capital of $5,000.

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $312,5241 as of June 30, 2021.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2021, compared to the Three Months Ended June 30, 2020

During the three months ended June 30, 2021, we generated revenues of $0, the same as during the three months ended June 30, 2020, as the Company had not generated any revenue since its inception on November 21, 2019.

Operating expenses, including directors’ fees, professional fees, and other general and administrative expenses, during the three months ended June 30, 2021, were $69,331 compared to $87,356 during the three months ended June 30, 2020. In the three months ended June 30, 2021, the professional fees decreased $18,025, as our Form S-1 became effective.

During the three months ended June 30, 2021, the Company incurred net loss of $69,331, compared to net loss of $87,356 during the three months ended June 30, 2020. The decrease in the net loss of $18,025 for the three months ended June 30, 2021, was due to the decrease of professional services for the SEC filings.

Six Months Ended June 30, 2021, compared to the Six Months Ended June 30, 2020

During the six months ended June 30, 2021, we generated revenues of $0, the same as during the six months ended June 30, 2020, as the Company had not generated any revenue since its inception on November 21, 2019.

Operating expenses, including directors’ fees, professional fees, and other general and administrative expenses, during the six months ended June 30, 2021, were $106,136, compared to $117,896 during the six months ended June 30, 2020. In the six months ended June 30, 2021, while the directors’ fee decreased $30,000, the professional fees increased $16,830, and other general and administrative expenses increased $1,410, due to the professional services for the SEC filings.

During the six months ended June 30, 2021, the Company incurred net loss of $106,136, compared to net loss of $117,896 during the six months ended June 30, 2020. The decrease in the net loss of $11,760 for the six months ended June 30, 2021, was due to the increase of professional services for the SEC filings, which was partially offset by the decrease of directors’ fees.

Liquidity and Capital Resources

As of June 30, 2021, and December 31, 2020, we had a cash balance of $0, as the Company does not keep a bank account and our executive officers have funded the Company’s operations to date.

Operating Activities

Net cash used in operating activities was $52,870 during the six months ended June 30, 2021, compared to $5,540 in the six months ended June 30, 2020. The increase was primarily attributable to the operating loss as mentioned above, and the decrease in cash inflow on accrued expenses of $29,090.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2021, as compared to the cash used by investing activities of $25,000 in the six months ended June 30, 2020, which was paid to the shareholder of Richfield as the initial deposit for the acquisition of Richfield.

Financing Activities

Net cash provided by financing activities was $52,870 in the six months ended June 30, 2021, compared to $30,540 in the six months ended June 30, 2020. In the current period, we needed more loans from our executive officers to pay the expenses relating to the SEC filings.

As of June 30, 2020, we had cash and cash equivalents of $0. We have historically financed our operations primarily through debt and equity investments from shareholders and directors. It is expected to take longer than 12 months to reach a break-even position. The Company cannot make any guarantee that it will be successful in obtaining funding from any sources or any additional financing or that the terms will be favorable to the Company.

Results of Operations of Richfield Orion International, Inc.

Three Months Ended June 30, 2021, compared to three months ended June 30, 2020

During the three months ended June 30, 2021, Richfield had revenues of $151,621 as compared to revenues of $126,723 during the three months ended June 30, 2020. This increase is mostly attributable to the increase of $14,955 in commission income, or a 12% increase, due to the continuous effort to increase deals transacted to recover from the downturn caused by COVID-19.

Operating expenses were $144,331 for the three months ended June 30, 2021, compared to $125,037 in the three months ended June 30, 2020. The increase is mostly attributable to the increase of $22,422 in commission paid, or a 15% increase, due to the continuous effort to increase deals transacted to recover from the downturn caused by COVID-19.

Net income for the three months ended June 30, 2021, was $7,290, compared to a net income of $1,686 in the three months ended June 30, 2020. The increase was due to the continuous effort to increase deals transacted to recover from the downturn caused by COVID-19.

Six Months Ended June 30, 2021, compared to six months ended June 30, 2020

During the six months ended June 30, 2021, Richfield had revenues of $368,863 as compared to revenues of $274,481 during the six months ended June 30, 2020. This increase is mostly attributable to the increase of $94,382 in commission income, or a 34% increase, due to the continuous effort to increase deals transacted to recover from the downturn caused by COVID-19.

Operating expenses were $349,577 for the six months ended June 30, 2021, compared to $272,358 in the six months ended June 30, 2020. The increase is mostly attributable to the increase of $79,380 in commission paid, or a 37% increase, due to the continuous effort to increase deals transacted to recover from the downturn caused by COVID-19. The increase in commission was partially offset by decrease in professional fees by $8,412, or 63% decrease.

Net income for the six months ended June 30, 2021, was $19,286, compared to a net income of $2,123 in the six months ended June 30, 2020. The increase was due to the increase in deals transacted to recover from the downturn caused by COVID-19.

Liquidity and Capital Resources of Richfield Orion International, Inc.

As of June 30, 2021, Richfield had cash and cash equivalents of $51,290, compared to $49,940 at December 31, 2020. The increase is mostly due to the profit in the six months ended June 30, 2021.

Net cash provided by operating was $22,325 in the six months ended June 30, 2021, as compared to $2,881 in the six months ended June 30, 2020. The increase is mostly due to the profit in the six months ended June 30, 2021, and the cash inflow on broker receivable of $12,319, which was partially offset by the cash outflow on accrued expenses of $9,280

Net cash used in financing activities in the six months ended June 30, 2021, was $20,975, compared to cash used by financing activities of $4,100 in the six months ended June 30, 2020. While Richfield had a net income and we distributed more funds to our members in 2021, Richfield needed capital contributions from our members to maintain our business in 2020.

As of June 30, 2021, Richfield had cash of $51,290 including restricted cash of $50,000.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements which are contained in this filing. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Item 3. Qualitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, many of which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and  (ii) inadequate control activities and monitoring processes over financial reporting. Management will continue to work to improve the Company’s disclosure controls and procedures throughout 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

From time to time, the Company may become involved in lawsuits and other legal proceedings that arise in the course of business. Litigation is subject to inherent uncertainties, and it is not possible to predict the outcome of litigation with total confidence. The Company is currently not aware of any legal proceedings or potential claims against it whose outcome would be likely, individually or in the aggregate, to have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows.

Item 6.                Exhibits.

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation (previously filed)
3.2	By-Laws (previously filed)
10.1	Broker/Dealer Purchase Agreement dated April 30, 2020 (previously filed)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

*The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QMIS TBS CAPITAL GROUP CORP.
Dated: August 16, 2021

	By:	/s/ Yung Kong Chin
Yung Kong Chin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Timo Bernd Strattner
Timo Bernd Strattner
Chief Financial Officer
(Principal Financial Officer)

