Form 10-Q
period 2021-09-30
QMIS TBS Capital Group Corp.
filed 2021-12-30
CIK 1796160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-238872

QMIS TBS CAPITAL GROUP CORP.
(Exact name of registrant as specified in its charter)

Delaware	32-0619708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 N. Barranca St. #1000
West Covina, CA	91791
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 917-675-3214

37-12 Prince St., Suite 9C

Flushing, NY 11354

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
None	N/A	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of December 30, 2021, the issuer had 300,000,000 shares of its common stock issued and outstanding.

1

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QMIS TBS CAPITAL GROUP CORP.

BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Initial deposit for acquisition agreement (Note 10)	$25,000	$25,000
Total Current Assets	25,000	25,000

Total Assets	$25,000	$25,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses (Note 6)	$185,218	$135,023
Due to related parties (Note 7)	182,297	66,382
Total Current Liabilities	367,515	201,405

Total Liabilities	367,515	201,405

Commitments and Contingencies (Note 9)	-	-

Shareholders’ Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	30,000	30,000
Additional paid-in capital	-	-
Retained Earnings (Accumulated deficit)	(372,515)	(206,405)
Total Shareholders’ Equity (Deficit)	(342,515)	(176,405)
Total Liabilities and Shareholders’ Equity (Deficit)	$25,000	$25,000

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Directors’ fees	-	-	-	30,000
Professional fees	59,974	49,975	164,610	137,781
Other general and administrative expenses	-	-	1,500	90
Total Operating Expenses	59,974	49,975	166,110	167,871

Loss from Operations	(59,974)	(49,975)	(166,110)	(167,871)

Loss before Provision for Income Tax	(59,974)	(49,975)	(166,110)	(167,871)

Provision for Income Tax	-	-	-	-

Net Loss	$(59,974)	$(49,975)	$(166,110)	$(167,871)

Other comprehensive income (loss)	-	-	-	-
Total comprehensive income (loss)	$(59,974)	$(49,975)	$(166,110)	$(167,871)

Basic and Fully Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	300,000,000	300,000,000	300,000,000	252,919,708

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Retained	Total
	Common Stock		Additional	Earnings	Shareholders’
	$0.0001 Par Value		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balances at January 1, 2021	300,000,000	$30,000	$-	$(206,405)	$(176,405)

Net income (loss)	-	-	-	(166,110)	(166,110)

Balances at
September 30, 2021 (Unaudited)	300,000,000	$30,000	$-	$(372,515)	$(342,515)

Balances at July 1, 2021	300,000,000	$30,000	$-	$(312,541)	$(282,541)

Net income (loss)	-	-	-	(59,974)	(59,974)

Balances at
September 30, 2021 (Unaudited)	300,000,000	$30,000	$-	$(372,515)	$(342,515)

Balances at January 1, 2020	-	$-	$-	$(424)	$(424)

Common stock issued for directors’ fee	300,000,000	30,000	-	-	30,000

Net income (loss)	-	-	-	(167,871)	(167,871)

Balances at
September 30, 2020 (Unaudited)	300,000,000	$30,000	$-	$(168,295)	$(138,295)

Balances at July 1, 2020	300,000,000	$30,000	$-	$(118,320)	$(88,320)

Net income (loss)	-	-	-	(49,975)	(49,975)

Balances at
September 30, 2020 (Unaudited)	300,000,000	$30,000	$-	$(168,295)	$(138,295)

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(166,110)	$(167,871)
Adjustments to reconcile net loss
Stock compensation expenses		30,000
Changes in operating assets and liabilities
Increase/(Decrease) in accrued expenses	50,195	100,356
Net cash used by operating activities	(115,915)	(37,515)

Cash Flows from Investing Activities

Initial deposit for acquisition agreement	-	(25,000)
Net cash provided (used) by investing activities	-	(25,000)

Cash Flows from Financing Activities

Proceeds from related parties	115,915	62,515
Net cash provided (used) by financing activities	115,915	62,515

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$-	$-

Supplemental Cash Flow Information:
Issuance of 300,000,000 shares of common stock at
par value $0.0001 per share for directors’ fee	$-	$30,000

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1- ORGANIZATION AND BUSINESS BACKGROUND

QMIS TBS Capital Group Corp. (the “Company”) was incorporated in the state of Delaware on November 21, 2019, under the name TBS Capital Management Group Corp. The name was changed to QMIS TBS Capital Group Corp. on February 10, 2020. The Company plans to engage in the business of providing financial services.

Note 2- CONTROL BY PRINCIPAL OWNERS

The directors and executive officers own, directly or indirectly, beneficially and in the aggregate, the majority of the voting power of the outstanding capital of the Company. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital and the dissolution, merger, or sale of the Company’s assets.

Note 3- GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $205,981 for the year ended December 31, 2020, and $166,110 for the nine months ended September 30, 2021. In addition, the Company had stockholders’ deficit of $176,405 and $342,515 at December 31, 2020 and September 30, 2021, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4- SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Measurements

The Company adopted FASB ASC 820 “Fair Value Measurements,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs.” The advertising costs were immaterial for the nine months ended September 30, 2021 and 2020.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” Research and development costs were immaterial for the nine months ended September 30, 2021 and 2020.

Comprehensive Income

FASB ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of changes in owners’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Segment Reporting

FASB ASC 820, “Segments Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in one principal business segment.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2021 and 2020.

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

Note 5- CAPITAL STOCK

Authorized Capital

On the date of incorporation, the Company is authorized to issue 750,000,000 shares of common stock, par value $0.0001 per share. On October 7, 2020, the Company amended its Certificate of Incorporation to be authorized to issue 760,000,000 shares of stock, consisting of 750,000,000 shares of common stock having a par value of $0.0001 per share, and 10,000,000 shares of preferred stock having a par value of $0.0001 per share.

Issuance of Common Stock

On February 12, 2020, 300,000,000 shares of common stock were issued at par value $0.0001 per share to three directors as director fees, totaling $30,000.

Note 6- ACCRUED EXPENSES

The accrued expenses included mostly the professional service fees related to the Company’s efforts of going public. The professional service fees amounted to $164,610 and $137,781 for the nine months ended September 30, 2021 and 2020, respectively. The accrued expenses amounted to $185,218 and $135,023 as of September 30, 2021, and December 31, 2020, respectively.

Note 7- DUE TO RELATED PARTIES

Due to related parties consists of the following:

	September 30, 2021 (Unaudited)	December 31, 2020
Dr. Yung Kong Chin, CEO	$180,538	$65,418
Dr. Timo Strattner, Director	$1,759	$964
TOTAL	$182,297	$66,382

Due to related parties represent temporally short-term loans from Dr. Yung Kong Chin, the Company’s CEO, and Dr. Timo Strattner, the Company’s director, to finance the Company’s operation due to lack of cash resources. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from due to related parties are classified as cash flows from financing activities. The Company borrowed $424 from Dr. Strattner for the period from November 21, 2019 (inception) to December 31, 2019, and $540 from Dr. Strattner and $65,418 from Dr. Chin for the year ended December 31, 2020. In the nine months ended September 30, 2021, the Company borrowed $115,120 from Dr. Chin, and $795 from Dr. Strattner.

Note 8- OFFICE RENTAL EXPENSE

From time to time, the Company’s officers provide office space to the Company for free. However, the Company has not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 for the nine months ended September 30, 2021 and 2020.

Note 9- COMMITMENTS AND CONTINGENCIES

The Company adopted ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Note 10- INITIAL DEPOSIT FOR ACQUISITION AGREEMENT

On April 30, 2020, the Company entered into a Broker/Dealer Purchase Agreement (the “Agreement”) with Richfield Orion International, LLC (the “Seller”), a Colorado Limited liability company, the sole owner of Richfield Orion International, Inc. (“Richfield”), a Colorado corporation. Pursuant to the Agreement, the Company acquired 100% equity ownership of Richfield for $75,000. Richfield is engaged in business as a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”) and with the Financial Industry Regulatory Authority (“FINRA”) The Company has paid $25,000 as an initial deposit per the Agreement, via loan from Dr. Yung Kong Chin, the Company’s CEO. The balance of the purchase price will be due on the final closing upon the receipt of the acceptance by FINRA of the Amended Member Agreement wherein the Company is acknowledged by FINRA as the sole owner of Richfield. In the event that FINRA should deny the acceptance of the Company as sole owner of Richfield, the Agreement shall immediately lapse. If the Agreement is null and void, funds that may have been previously paid to Seller in payment any interest or work on this Agreement shall default to Seller. The Management believes it is extremely difficult to estimate the timing of the review and approval by FINRA. Since the consummation of the acquisition has not yet occurred and accordingly, the Company does not consolidate Richfield’s financial data into its financial statements.

Note 11- SUBSEQUENT EVENTS

On October 30, 2020, the Company entered into an agreement to issue a convertible promissory note (the “Note”) in the principal amount of one million five hundred thousand dollars ($1,500,000), to the Chairman of the Board and CEO, Dr. Yung Kong Chin. The Company will pay interest from the date of issuance of the Note on the unpaid principal balance at the annual rate of interest equal to eight percentage (8%) per six months, such principal and interest to be payable on demand. The Note is a general unsecured obligation of the Company. At any time, the unpaid principal amount of the Note and any unpaid interest accrued thereon can be converted into the Company’s common stock at $1.50 per share. However, the Note has not been issued and no fund has been made to the Company at the date of this report. The Company and Dr. Chin anticipate that the Note will be issued in the fourth quarter of 2022.

In relation to the acquisition of Richfield as more fully disclosed in Note 10, the Company agreed to pay management fees of $65,000 to Richfield’s sole owner, Brett Stuart, for his management service of Richfield up to December 31, 2021. The Company’s CEO, Dr. Chin, made a loan to the Company to make the payment of $65,000 on November 17, 2021.

RICHFIELD ORION INTERNATIONAL, INC.

BALANCE SHEETS

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$55,482	$49,940
Receivable from clearing organization	46,655	58,974
Contract security deposit	2,256	2,256
Total Current Assets	104,393	111,170

Noncurrent Assets
Right-of-use assets (Note B)	67,034	85,105
Total Noncurrent Assets	67,034	85,105

Total Assets	$171,427	$196,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$369	$369
Accrued liabilities	37,310	46,590
Operating lease liabilities (Note B)	26,041	24,317
Total Current Liabilities	63,720	71,276

Noncurrent Liabilities
Operating lease liabilities (Note B)	40,993	60,788
Total Noncurrent Liabilities	40,993	60,788

Total Liabilities	104,713	132,064

Commitments and Contingencies (Note F)	-	-

Shareholders’ Equity:
Capital Stock, no par value, 100,000 shares authorized; 1,000 shares issued and outstanding	52,589	52,589
Additional paid-in capital	62,482	62,482
Retained Earnings (Accumulated deficit)	(48,357)	(50,860)
Total Shareholders’ Equity (Deficit)	66,714	64,211
Total Liabilities and Shareholders’ Equity (Deficit)	$171,427	$196,275

The accompanying notes are an integral part of these financial statements.

RICHFIELD ORION INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue
Commissions from clearing account	$153,652	$137,086	$510,013	$409,244
Direct commissions	4,037	1,235	16,539	3,558
Other income	-	-	-	-
Total Revenue	157,689	138,321	526,552	412,802

Operating Expenses
Commissions and compensation	123,213	114,606	419,154	331,167
Ticket and trade fees	8,000	7,100	32,600	28,100
Occupancy	7,937	7,532	22,521	22,640
Regulatory fees	1,200	916	4,480	2,965
Professional fees	2,250	1,640	7,160	14,962
Technology and communications	1,025	9,311	4,033	12,002
Other expenses	545	1,625	3,799	3,252
Total Operating Expenses	144,170	142,730	493,747	415,088

Net Income (Loss) from Operations	13,519	(4,409)	32,805	(2,286)

Net Income (Loss) before Provision for Income Tax	13,519	(4,409)	32,805	(2,286)

Provision for Income Tax	-	-	-	-

Net Income (Loss)	$13,519	$(4,409)	$32,805	$(2,286)

Other comprehensive income (loss)	-	-	-	-
Total comprehensive income (loss)	$13,519	$(4,409)	$32,805	$(2,286)

Basic and Fully Diluted Loss per Share	$13.52	$(4.41)	$32.81	$(2.29)

Weighted average shares outstanding	1,000	1,000	1,000	1,000

The accompanying notes are an integral part of these financial statements.

RICHFIELD ORION INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

				Retained	Total
	Common Stock		Additional	Earnings	Shareholders’
	no par value		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balances at January 1, 2021	1,000	$52,589	$62,482	$(50,860)	$64,211

Net income	-	-	-	11,996	11,996
Contributions	-	-	-	-	-
Distributions	-	-	-	(11,825)	(11,825)

Balances at March 31, 2021 (unaudited)	1,000	$52,589	$62,482	$(50,689)	$64,382

Net income	-	-	-	7,290	7,290
Contributions	-	-	-	-	-
Distributions	-	-	-	(9,150)	(9,150)

Balances at June 30, 2021 (unaudited)	1,000	$52,589	$62,482	$(52,549)	$62,522

Net income	-	-	-	13,519	13,519
Contributions	-	-	-	5,573	5,573
Distributions	-	-	-	(14,900)	(14,900)

Balances at September 30, 2021 (unaudited)	1,000	$52,589	$62,482	$(48,357)	$66,714

Balances at January 1, 2020	1,000	$52,589	$62,482	$(56,326)	$58,745

Net income	-	-	-	437	437
Contributions	-	-	-	7,750	7,750
Distributions	-	-	-	(9,000)	(9,000)

Balances at March 31, 2020 (unaudited)	1,000	$52,589	$62,482	$(57,139)	$57,932

Net income	-	-	-	1,686	1,686
Contributions	-	-	-	12,650	12,650
Distributions	-	-	-	(15,500)	(15,500)

Balances at June 30, 2020 (unaudited)	1,000	$52,589	$62,482	$(58,303)	$56,768

Net income	-	-	-	(4,409)	(4,409)
Contributions	-	-	-	20,550	20,550
Distributions	-	-	-	(15,600)	(15,600)

Balances at September 30, 2020 (unaudited)	1,000	$52,589	$62,482	$(57,762)	$57,309

The accompanying notes are an integral part of these financial statements.

RICHFIELD ORION INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net loss	$32,805	$(2,286)
Adjustments to reconcile net loss
Changes in operating assets and liabilities
(Increase)/Decrease in broker receivable	12,319	758
Increase/(Decrease) in accrued expenses	(9,280)	-
Net cash used by operating activities	35,844	(1,528)

Cash Flows from Investing Activities

Net cash provided (used) by investing activities	-	-

Cash Flows from Financing Activities

Member contribution	5,573	40,950
Member withdrawals	(35,875)	(40,100)
Net cash provided (used) by financing activities	(30,302)	850

Increase (decrease) in cash	5,542	(678)
Cash at beginning of period	49,940	1,409
Cash at end of period	$55,482	$731

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

RICHFIELD ORION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A-Summary of Significant Accounting Policies

The summary of significant accounting policies of Richfield Orion International, Inc. (“Richfield”), is presented to assist in understanding of Richfield’s financial statements. The financial statements and notes are representations of Richfield’s management, who is responsible for their integrity and objectivity.

Basis of Presentation

The financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Richfield’s management believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the annual financial statements.

The financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position, results of operations, and cash flows of Richfield for the periods presented. Operating results for the three and nine months ended September 30, 2021 and 2020, are not necessarily indicative of the results that may be expected for the years ending December 31, 2021 and 2020.

Organization

Richfield was incorporated on September 1, 1998 under the laws of the State of Colorado.

Description of Business

Richfield, located in Castle Rock, Colorado, is a broker and dealer in securities registered with the Securities and Exchange Commission (“SEC”). Richfield is a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Municipal Securities Rule Making Board. Richfield is engaged in sale of private placements and alternative investments for which it receives a fee and the facilitation of securities transactions of which it receives commissions.

Method of Accounting

Richfield’s policy is to prepare its financial statements on the accrual basis of accounting, and accordingly, reflect all significant receivables, payables, and other liabilities.

Cash and Cash Equivalents

Richfield considers as cash all short-term investments with an original maturity of three months or less to be cash equivalents.

Broker Receivable

Richfield monitors and makes allowances for the provision of doubtful accounts where it feels it is justified and warranted. At period end, based upon historical experience with Richfield’s Broker and subsequent events, no allowance for doubtful accounts was required.

Revenue Recognition

Richfield adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, which requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that Richfield (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) Richfield satisfies the performance obligation.

Commission revenues are recorded by Richfield when earned on trade date basis.

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

Fair Value of Financial Instruments

Richfield adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.

The three levels are defined as follows:

Level 1:	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:

inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3:	inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments include cash, receivables, accounts payable and accrued expenses. The carrying values of these financial instruments approximate their fair values due to the short-term maturities of these instruments.

Subsequent Events

Richfield has evaluated events subsequent to the balance sheet date for items requiring recording or disclosure in the financial statements. The evaluation was performed through the date when the financial statements were available to be issued. Based upon this review, Richfield has determined that there were no events which took place that would have a material impact on its financial statements.

Note B-Lease

Richfield recognizes and measures its leases in accordance with FASB ASC 842, Leases. Richfield is a lessee in a noncancelable operating lease for office space. Richfield determines if an arrangement is a lease or contains a lease, at inception of a contract and when terms of an existing contract are changed. Richfield recognizes a lease liability and a right of use asset at the commencement date of the lease. The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments depend on an index or a rate. The discount rate is the implicit rate if it is readily determinable or otherwise Richfield uses its incremental borrowing rate. The implicit rates of our leases are not readily determinable and accordingly, we use our incremental borrowing rate based on the information available at the date for all leases. Richfield’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow and amount equal to the lease payments under similar terms and in a similar economic environment. The ROU asset is subsequently measured throughout the lease term at the amount of the remeasured lease liability (i.e., present value of the remaining lease payments), plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received, and any impairment recognized. Lease cost for these lease payments is recognized on a straight-line basis over the lease term.

Richfield has elected, for all underlying classes of assets, to not recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement, and do not include an option to purchase the underlying asset that Richfield is reasonably certain to exercise. We recognize lease cost associated with our short-term leases on a straight-line basis over the lease term.

The components of lease cost for the nine months ended September 30, 2021 and 2020, as follows:

	For the Nine Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)

Operating lease cost	$22,521	$22,640
Variable lease cost	-	-
Short term lease cost	-	-
Total lease cost	$22,521	$22,640

Amounts reported in the balance sheets as follows: Operating leases

	September 30,	December 31,
	2021	2020
	(unaudited)

Operating lease ROU assets	$67,034	$85,105
Operating lease liabilities	$67,034	$85,105

Note C-Net Capital Requirements

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, Richfield is required to maintain a minimum net capital of $5,000, as defined under such provisions. Net Capital and the related net capital ratio may fluctuate on a daily basis. On December 31, 2020, net capital was $61,955 leaving excess net capital of $56,955, and 0.76% aggregated indebtedness. On September 30, 2021, Net Capital was $66,714 leaving excess net capital of $61,714, and 0.56% aggregated indebtedness.

Note D-Possession or Control Requirements

Richfield does not have any possession or control of customer’s funds or securities. There were no material inadequacies in the procedures followed in adhering to the exemptive provisions of SEC Rule 15c3-3(k)(ii) by promptly transmitting all customer funds to the clearing broker who carries the customer accounts.

Note E-Recently Issued Accounting Pronouncements

Richfield does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Richfield’s results of operations, financial position, or cash flow.

Note F-Commitments and Contingencies

Included in Richfield’s clearing agreement with its clearing broker-dealer is an indemnification clause. This clause related to instances where Richfield’s customers fail to settle security transactions. In the event this occurs, Richfield will indemnify the clearing broker-dealer to the extent of the net loss on the unsettled date. At September 30, 2021, management of Richfield had not been notified by the clearing broker-dealer, nor were they otherwise aware of any potential losses relating to this indemnification.

Note G-Income Taxes

Richfield, with the consent of its shareholder, has elected under the Internal Revenue Code to be an S-Corp for both federal and state income tax purposes. In lieu of corporate income taxes, the shareholders of an S /corporation are taxed on their share of Richfield’s taxable income. Therefore, no provisions or liability for the federal or state income taxes has been included in financial statements. Richfield has adopted provisions of FASB Accounting Standards Codification 740-10, Accounting for Uncertainty in Income Taxes. Under ACS 740-10, Richfield is required to evaluate each of its tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective positions. A tax position includes an entity’s status including its status as a pass-through entity and the decision to not file a tax return. Richfield has evaluated each of its tax positions and determined that no provision for liability for income tax positions and determined that no provision for liability for income taxes is necessary.

Richfield accounts for income taxes in interim periods in accordance with FASB ASC 740-270, “Interim Reporting.” Richfield has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during Richfield’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2020

	QMIS TBS CAPITAL	RICHFIELD ORION			Pro Forma
	GROUP CORP.	INTERNATIONAL, INC.		Pro Forma Adjustments	Consolidated Balance Sheet
ASSETS
Current Assets:
Cash and cash equivalents	$-	$49,940			$49,940
Broker receivable,	-	58,974			58,974
Contract security deposit	-	2,256			2,256
Initial deposit for acquisition agreement	25,000	-	(b)	(25,000)	-
Total Current Assets	25,000	111,170			111,170

Noncurrent Assets
Right-of-use assets	-	85,105			85,105
Total Noncurrent Assets	-	85,105			85,105

Total Assets	$25,000	$196,275			$196,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$-	$369			$369
Accrued liabilities	-	46,590			46,590
Accrued expenses	135,023	-			135,023
Due to related parties	66,382	-			66,382
Operating lease liabilities	-	24,317			24,317
Total Current Liabilities	201,405	71,276			272,681

Noncurrent Liabilities
Operating lease liabilities	-	60,788			60,788
Total Noncurrent Liabilities	-	60,788			60,788

Total Liabilities	201,405	132,064			333,469

Commitments and Contingencies (Note 8)	-	-			-

Shareholders’ Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares issued and outstanding	30,000				30,000
Capital Stock, no par value, 100,000 shares authorized; 1,000 shares issued and outstanding	-	52,589	(a)	(52,589)	-
Additional paid-in capital	-	62,482	(a)	52,589
			(b)	(25,000)	90,071
Retained Earnings (Accumulated deficit)	(206,405)	(50,860)			(257,265)
Total Shareholders’ Equity (Deficit)	(176,405)	64,211			(137,194)
Total Liabilities and Shareholders’ Equity (Deficit)	$25,000	$196,275			$196,275

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2021

	QMIS TBS CAPITAL	RICHFIELD ORION			Pro Forma Consolidated
	GROUP CORP.	INTERNATIONAL, INC.		Pro Forma Adjustments	Balance Sheet
ASSETS
Current Assets:
Cash and cash equivalents	$-	$55,482			$55,482
Broker receivable,	-	46,655			46,655
Contract security deposit	-	2,256			2,256
Initial deposit for acquisition agreement	25,000	-	(b)	(25,000)	-
Total Current Assets	25,000	104,393			104,393

Noncurrent Assets
Right-of-use assets	-	67,034			67,034
Total Noncurrent Assets	-	67,034			67,034

Total Assets	$25,000	$171,427			$171,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$-	$369			$369
Accrued liabilities	-	37,310			37,310
Accrued expenses	185,218	-			185,218
Due to related parties	182,297	-			182,297
Operating lease liabilities	-	26,041			26,041
Total Current Liabilities	367,515	63,720			431,235

Noncurrent Liabilities
Operating lease liabilities	-	40,993			40,993
Total Noncurrent Liabilities	-	40,993			40,993

Total Liabilities	367,515	104,713			472,228

Commitments and Contingencies (Note 8)	-	-			-

Shareholders’ Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares issued and outstanding	30,000				30,000
Capital Stock, no par value, 100,000 shares authorized;1,000 shares issued and outstanding	-	52,589	(a)	(52,589)	-
Additional paid-in capital	-	62,482	(a)	52,589
			(b)	(25,000)	90,071
Retained Earnings (Accumulated deficit)	(372,515)	(48,357)			(420,872)
Total Shareholders’ Equity (Deficit)	(342,515)	66,714			(300,801)
Total Liabilities and Shareholders’ Equity (Deficit)	$25,000	$171,427			$171,427

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2020

	QMIS TBS CAPITAL	RICHFIELD ORION		Pro Forma Consolidated
	GROUP CORP.	INTERNATIONAL, INC.	Pro Forma Adjustments	Statements of Operation

Revenue
Commissions from clearing account	$-	$572,437		$572,437
Direct commissions	-	5,612		5,612
Other income	-	4,828		4,828
Total Revenue	-	582,877		582,877

Operating Expenses
Commissions and compensation	-	449,474		449,474
Ticket and trade fees	-	39,300		39,300
Occupancy	-	29,851		29,851
Regulatory Fees	-	16,181		16,181
Professional fees	175,891	16,012		191,903
Technology and communications	-	13,386		13,386
Directors’ fees	30,000	-		30,000
Other general and administration expenses	90	4,657		4,747
Total Operating Expenses	205,981	568,861		774,842

Net Income (Loss) from Operations	(205,981)	14,016		(191,965)

Net Income (Loss) before Provision for Income Tax	(205,981)	14,016		(191,965)

Provision for Income Tax	-	-		-

Net Income (Loss)	$(205,981)	$14,016		$(191,965)

Other comprehensive income (loss)	-	-		-
Total comprehensive income (loss)	$(205,981)	$14,016		$(191,965)

Basic and Fully Diluted Loss per Share				$(0.00)

Weighted average shares outstanding				300,000,000

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2021

	QMIS TBS CAPITAL	RICHFIELD ORION		Pro Forma Consolidated
	GROUP CORP.	INTERNATIONAL, INC.	Pro Forma Adjustments	Statements of Operation

Revenue
Commissions from clearing account	$-	$510,013		$510,013
Direct commissions	-	16,539		16,539
Total Revenue	-	526,552		526,552

Operating Expenses
Commissions and compensation	-	419,154		419,154
Ticket and trade fees	-	32,600		32,600
Occupancy	-	22,521		22,521
Regulatory Fees	-	4,480		4,480
Professional fees	164,610	7,160		171,770
Technology and communications	-	4,033		4,033
Other general and administration expenses	1,500	3,799		5,299
Total Operating Expenses	166,110	493,747		659,857

Net Income (Loss) from Operations	(166,110)	32,805		(133,305)

Net Income (Loss) before Provision for Income Tax	(166,110)	32,805		(133,305)

Provision for Income Tax	-	-		-

Net Income (Loss)	$(166,110)	$32,805		$(133,305)

Other comprehensive income (loss)	-	-		-
Total comprehensive income (loss)	$(166,110)	$32,805		$(133,305)

Basic and Fully Diluted Loss per Share				$(0.00)

Weighted average shares outstanding				300,000,000

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

Note 1-BASIS OF PRESENTATION

On April 30, 2020, QMIS TBS Capital Group Corp. (the “Company”) entered into a Broker/Dealer Purchase Agreement (the “Agreement”) with Richfield Orion International, LLC (the “Seller”), a Colorado Limited liability company, the sole owner of Richfield Orion International, Inc. (“Richfield”), a Colorado corporation. Pursuant to the Agreement, the Company acquired 100% equity ownership of Richfield for $75,000. Richfield is engaged in business as a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”) and with the Financial Industry Regulatory Authority (“FINRA”) The Company has paid $25,000 as an initial deposit per the Agreement. The balance of the purchase price will be due on the final closing upon the receipt of the acceptance by FINRA of the Amended Member Agreement wherein the Company is acknowledged by FINRA as the sole owner of Richfield. In the event that FINRA should deny the acceptance of the Company as sole owner of Richfield, the Agreement shall immediately lapse. If the Agreement is null and void, funds that may have been previously paid to Seller in payment any interest or work on this Agreement shall default to Seller. The Management believes it is extremely difficult to estimate the timing of the review and approval by FINRA. Since the consummation of the acquisition has not yet occurred and accordingly, the Company does not consolidate Richfield’s financial data into its financial statements.

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

Note 2-PRO FORMA ASSUMPTIONS AND ADJUSTMENTS

(a)	The adjustments were made to reflect the capital structure of the parent company.

(b)	The adjustments were made to adjust the initial deposit for acquisition of Richfield, which was paid to Richfield’s sole shareholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are statements in this Report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward-looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation or intention to update or revise any forward-looking statements.

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

Recent Developments

Resignation of Chief Financial Officer, New Chief Financial Officer

Effective September 1, 2021, Dr. Timo Bernd Strattner submitted his resignation as the Chief Financial Officer of the Company. The Board of Directors voted to accept Dr. Strattner’s resignation, and to thank him for his service to the Company.

Effective September 1, 2021, the Company’s Board of Directors appointed Ong Kar Yee to serve as the Company’s new Chief Financial Officer until the earlier election and qualification of his successor or until his earlier resignation or removal. Prior to his appointment as Chief Financial Officer. Mr. Ong had been serving as the Company’s Operating Director.

In connection with Dr. Strattner’s resignation from the Board of Directors. Dr. Chin purchased 90,000,000 of Dr. Strattner’s shares of the Company’s common stock.

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $372,541 as of September 30, 2021.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown.  The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2021, compared to the Three Months Ended September 30, 2020

During the three months ended September 30, 2021, the Company generated revenues of $0, the same as during the three months ended September 30, 2020, as the Company had not generated any revenue since its inception on November 21, 2019.

Operating expenses, including directors’ fees, professional fees, and other general and administrative expenses, during the three months ended September 30, 2021, were $59,974 compared to $49,975 during the three months ended September 30, 2020. In the three months ended September 30, 2021, the professional fees increased by $9,999.

During the three months ended September 30, 2021, the Company incurred net loss of $59,974, compared to net loss of $49,975 during the three months ended September 30, 2020. The increase in the net loss of $9,999 for the three months ended September 30, 2021, was due to the increase of professional services for the SEC filings.

Nine Months Ended September 30, 2021, compared to the Nine Months Ended September 30, 2020

During the nine months ended September 30, 2021, the Company generated revenues of $0, the same as during the nine months ended September 30, 2020, as the Company had not generated any revenue since its inception on November 21, 2019.

Operating expenses, including directors’ fees, professional fees, and other general and administrative expenses, during the nine months ended September 30, 2021, were $166,110, compared to $167,871 during the nine months ended September 30, 2020. In the nine months ended September 30, 2021, while the directors’ fee decreased $30,000, the professional fees increased $26,829, and other general and administrative expenses increased $1,410, due to the professional services for the SEC filings.

During the nine months ended September 30, 2021, the Company incurred net loss of $166,110, compared to net loss of $167,871 during the nine months ended September 30, 2020. The decrease in the net loss of $1,761 for the nine months ended September 30, 2021, was due to the increase of professional services for the SEC filings, offset by the decrease of directors’ fees.

Liquidity and Capital Resources

As of September 30, 2021, and December 31, 2020, the Company had a cash balance of $0, as the Company does not keep a bank account and the major shareholders have funded the Company’s operations since inception.

Operating Activities

Net cash used in operating activities was $115,915 during the nine months ended September 30, 2021, compared to $37,515 in the nine months ended September 30, 2020. The increase was primarily attributable to the operating loss as mentioned above, and the decrease of $50,161 in the change of accrued expenses.

Investing Activities

The Company neither generated nor used cash in investing activities during the nine months ended September 30, 2021, compared to a cash outflow of $25,000 in nine months ended September 30, 2020, which was paid to the shareholder of Richfield as an initial deposit for acquisition agreement.

Financing Activities

Net cash provided by financing activities was $115,915 in the nine months ended September 30, 2021, compared to $62,515 in the nine months ended September 30, 2020. In the current period, the Company needed more loans from its principal executive officer to pay the expenses relating to the SEC filings.

As of September 30, 2021, the Company had cash and cash equivalents of $0. The Company historically has financed its operations primarily through debt and equity investments from shareholders and directors. It is expected to take longer than 12 months to reach a break-even position. The Company cannot make any guarantee that it will be successful in obtaining funding from any sources or any additional financing or that the terms will be favorable to the Company.

Results of Operations of Richfield Orion International, Inc.

Three Months Ended September 30, 2021, compared to three months ended September 30, 2020

During the three months ended September 30, 2021, Richfield Orion International, Inc. (“Richfield”) had revenues of $157,689 as compared to revenues of $138,321 during the three months ended September 30, 2020. This increase is mostly attributable to the increase of $16,566 in commission income, or a 12% increase, due to the continuous effort to increase deals transacted to recover from the downturn caused by COVID-19.

Operating expenses were $144,170 for the three months ended September 30, 2021, compared to $142,730 in the three months ended September 30, 2020. The increase is mostly attributable to the increase of $8,607 in commission paid, or a 7.5% increase, due to the continuous effort to increase deals transacted to recover from the downturn caused by COVID-19; offset by a decrease of $8,286, or 89%, in technology and communications expenses, as Richfield reduced the remote work.

Net income for the three months ended September 30, 2021 was $13,519, compared to a net loss of $4,409 in the three months ended September 30, 2020. The increase was due to the continuous effort to increase deals transacted to recover from the downturn caused by COVID-19.

Nine Months Ended September 30, 2021, compared to nine months ended September 30, 2020

During the nine months ended September 30, 2021, Richfield had revenues of $526,552 as compared to revenues of $412,802 during the nine months ended September 30, 2020. This increase is mostly attributable to the increase of $113,750 in commission income, or a 24.6% increase, due to the continuous effort to increase deals transacted to recover from the downturn caused by COVID-19.

Operating expenses were $493,747 for the nine months ended September 30, 2021, compared to $415,088 in the nine months ended September 30, 2020. The increase is mostly attributable to the increase of $87,987 in commission paid, or a 27% increase, due to the continuous effort to increase deals transacted to recover from the downturn caused by COVID-19; offset by a decrease of $7,802, or 52.1% in the professional fees, and a decrease of $7,969, or 66.4%, in technology and communications expenses.

Net income for the nine months ended September 30, 2021 was $32,805, compared to a net loss of $2,286 in the nine months ended September 30, 2020. The increase was due to the increase in deals transacted to recover from the downturn caused by COVID-19.

Liquidity and Capital Resources of Richfield Orion International, Inc.

As of September 30, 2021, Richfield had cash and cash equivalents of $55,482, compared to $49,940 at December 31, 2020. The increase is mostly due to the profit in the nine months ended September 30, 2021.

Net cash provided by operating was $35,844 in the nine months ended September 30, 2021, as compared to $1,528 net cash used in operating activities in the nine months ended September 30, 2020. The increase is mostly due to the profit in the nine months ended September 30, 2021.

Net cash used in financing activities in the nine months ended September 30, 2021 was $30,302, compared to net cash provided by financing activities of $850 in the nine months ended September 30, 2020. While Richfield had a net income and distributed more funds to its members in 2021, Richfield needed capital contributions from its members to maintain our business in 2020.

As of September 30, 2021, Richfield had cash of $55,482 including restricted cash of $50,000.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Item 3. Qualitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QMIS TBS CAPITAL GROUP CORP.
Dated: December 30, 2021

	By:	/s/ Yung Kong Chin
Yung Kong Chin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ong Kar Yee
Ong Kar Yee
Chief Financial Officer
(Principal Financial Officer)

