Form 10-K
period 2021-12-31
QMIS TBS Capital Group Corp.
filed 2022-04-05
CIK 1796160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______ to __________

Commission file number:  333-238872

QMIS TBS CAPITAL GROUP CORP.
(Exact name of registrant as specified in its charter)

Delaware	32-0619708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 N. Barranca St. #1000
West Covina, CA	91791
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 917-675-3214

 __________________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ⌧

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ⌧

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2021, there were no shares of the Company’s class A common stock held by non-affiliates. As such, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the common stock, was $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 29, 2022, the issuer had 300,000,000 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

QMIS TBS CAPITAL GROUP CORP.

FISCAL YEAR ENDED DECEMBER 31, 2020

ANNUAL REPORT ON FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will” or “may,” or other words that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Forward-looking statements in this Annual Report may include, but are not limited to, statements about:

•	expectations of future operating results or financial performance;

•	introduction of new products or compensation strategies;

•	plans for growth, future operations, and potential acquisitions;

•	the size and growth potential of possible markets for our product candidates and our ability to serve those markets;

•	the rate and degree of market acceptance of our business model;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing and our ability to obtain additional financing;

•	our ability to attract strategic partners with development, regulatory and commercialization expertise; and

•	the development of our marketing capabilities.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. We discuss many of the risks associated with the forward-looking statements in this Report in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risk Factors Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation or intention to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1. BUSINESS.

Organization and Business Overview

QMIS TBS Capital Group Corp., a Delaware corporation (the “Company”), was incorporated on November 21, 2019, under the name TBS Capital Management Group Corp. by Dr. Timo Strattner, our director.

The business plan of the Company at the time of formation initially was two-pronged: first, to raise initial capital to acquire a US-based registered broker dealer firm; and second, to work with foreign businesses to help provide access to the US capital markets, either through business combination transactions, assistance with US-based securities offerings, or other transactions structures.  Dr. Strattner has worked in the financial markets as an asset and fund manager, sales trader in equity and derivatives, and as a securities analyst. He also has served in various interim executive roles with international exposure as turnaround and growth specialist. Dr. Strattner brought his connections to markets in the UK and Hong Kong to the Parent Company, as well as his background in equities and derivatives trading.

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

In the second quarter of 2020, the Company entered into negotiations to acquire a licensed broker dealer firm, and closed the acquisition in April 2020, as discussed in more detail below.

As of the date of this Annual Report, the Company had one subsidiary: Richfield Orion International, Incorporated, as discussed in more detail below.  The Company anticipates making additional acquisitions, but there can be no guarantee that the Company will be able to find suitable acquisition or business combination companies, or to finalize any such transactions.

Richfield Orion International, Inc.

On April 30, 2020, the Company and Richfield Orion, International, LLC (the “Seller”) entered into a Broker Dealer Purchase Agreement for the purchase by the Company of Richfield Orion International, Incorporated (“Richfield”), a broker-dealer registered with the U.S. Securities and Exchange Commission (the “SEC”) and with the Financial Industry Regulatory Authority (“FINRA”).  The Company has paid to the Seller $25,000 as an initial deposit per the Agreement, via loan from Dr. Yung Kong Chin, our CEO. The balance of the purchase price will be due to the Seller on the final closing, which is contingent upon the receipt of the acceptance by FINRA of the Amended Member Agreement wherein the Company is acknowledged by FINRA as the sole owner of Richfield. In the event that FINRA should deny the acceptance of the Company as sole owner of Richfield, the Agreement shall immediately lapse, and the funds that may have been previously paid to Seller in payment any interest or work on this Agreement shall default to Seller. While our management does not anticipate that FINRA would deny the acceptance of the Company as the sole owner of Richfield, there can be no guarantee that FINRA will agree to the change of ownership of Richfield.

The Company and Richfield plan to file for FINRA approval in the first quarter of 2022. Until FINRA approval is obtained, the Company and Richfield entered into a form of management and operations agreement, discussed in more detail below, to describe the relationship between and the operations of the two entities. Management of the Company and of Richfield anticipate that once FINRA approval and acknowledgement of the Company as the sole owner of Richfield is obtained, the agreement will be terminated, and Richfield will operate as a subsidiary of the Company.  Because the Company has paid the initial purchase amount, the Company considers Richfield to be its subsidiary entity. Despite the transaction’s not having closed, the Company has included Richfield’s financial statements pursuant to Rule 8-04 of Regulation S-X, and the pro forma financial information pursuant to the Rule 8-05 of Regulation S-X.

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

As noted above, because the Company entered into the Broker Dealer Purchase Agreement and paid the initial purchase amount, the Company considers Richfield to be its subsidiary entity, even though the transaction has not closed. Despite the transaction’s not having closed, the Company has included Richfield’s financial statements pursuant to Rule 8-04 of Regulation S-X, and the pro forma financial information pursuant to the Rule 8-05 of Regulation S-X.

Richfield is an independent financial services firm headquartered in Castle Rock, Colorado, and was designed to meet the needs of the discerning investors and independent securities professionals. Richfield conducts transactions in options and general equity trading securities utilizing the trading platform provided by the firm's clearing broker-dealer, RBC Correspondent Services (“RBC”).  All Richfield transactions are done through RBC, and Richfield operates principally in the US markets.  Generally, Richfield’s clients are individuals or small company entities.  All information concerning our clients is obtained using RBC's new-client information forms.  All clients are reviewed and approved by Richfield’s Chief Compliance Officer.  All trading activities are processed through RBC's trading platform and reviewed daily by Richfield’s trading supervisor.

The majority of Richfield’s clients are located within the United States, and a few clients are foreign entities or residents of other countries.  Each foreign-based client must provide additional information to RBC, and all information provided is reviewed by Richfield’s Chief Compliance Officer.  Richfield may participate with other FINRA registered broker-dealers as part of a selling syndicate to offer “best-efforts” placements.  Generally, Richfield participates in these placements of private placements under Regulation D promulgated under the Securities Act of 1933.  These private placements are offered offerings to accredited investors for their own accounts.

As of the date of this Annual Report, Richfield did not participate in other actions that might be termed as "investment banking," beyond private placement activities.

Richfield’s service is based on the concept that clients and successful representatives deserve a brokerage system with leading edge investment and advisory programs, modest charges, and fair clearing costs for commission-based business.

As described above, Richfield maintains a comprehensive range of investment products and provides the products to fit most client needs. Richfield’s independent representatives, working within Richfield’s network, have the freedom to select the products that best represent their clients without the pressure to place proprietary products. Although Richfield’s representatives are independent, they are not alone. As a representative of Richfield, representatives receive impeccable back-office support and personalized service. Stellar service includes product and service education, supervisory training, and regular broker/dealer conferences for all.

Through our operation of Richfield, we will be subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital.  Richfield is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At December 31, 2021, Richfield had net capital of $76,396, which was $71,396 in excess of its required net capital of $5,000.

Employees

As of the date of this Annual Report, the Company had three part-time employees and one full-time employees.  Richfield had one full-time employee and five 5 personnel engaged as independent contractors.

We will, as needed, hire additional employees or sub-contract the balance of our personnel requirements through independent contractors.  Management believes that we will be able to satisfy our labor requirements for the foreseeable future.  None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

Recent Developments

During the fourth quarter of 2020, the Company entered into negotiations with Dr. Chin, the Company’s Chief Executive Officer, relating to the loan by Dr. Chin of $1,500,000 to the Company in exchange for the issuance of a promissory note. The Company and Dr. Chin anticipate that the loan and note transaction will be completed during the second quarter of 2022.

On October 30, 2020, the Company entered into an agreement to issue a convertible promissory note (the "Note") in the principal amount of one million five hundred thousand dollars ($1,500,000), to the Chairman of the Board and CEO, Dr. Yung Kong Chin. The Company will pay interest from the date of issuance of the Note on the unpaid principal balance at the annual rate of interest equal to eight percentage (8%) per six months, such principal and interest to be payable on demand. The Note is a general unsecured obligation of the Company. At any time, the unpaid principal amount of the Note and any unpaid interest accrued thereon can be converted into the Company's common stock at $1.50 per share. However, the Note had not been issued and no funding had been made to the Company at the date of this Annual Report.

Additionally, during the fourth quarter of 2020, the Company entered into negotiations to acquire two additional entities: QMIS Securities Limited (“QSL”) and QMIS Asset Management Limited (“QAML”).

-

QSL is a limited liability company incorporated and domiciled in Hong Kong, with its registered office and principal place of business at Unit 2104,21/F, Infinitus Plaza, 199 Des Voeux Road Central, Sheung Wan, Hong Kong. QSL is a licensed corporation under the Hong Kong Securities and Futures Ordinance. Its principal activity is to engage in the securities dealing.

-

QAML is a limited liability company incorporated and domiciled in Hong Kong, with its registered office and principal place of business at Unit 2104,21/F, Infinitus Plaza, 199 Des Voeux Road Central, Sheung Wan, Hong Kong. QAML is a licensed corporation under the Hong Kong Securities and Futures Ordinance. Its principal activities are to engage in advising on securities, and asset management.

As of the date of this Annual Report, the Company was still in negotiations and was conducting due diligence. No formal agreements had been signed. Additional information will be provided as the transactions are closed and finalized.

ITEM 1A.   RISK FACTORS

Because of the following factors, as well as other factors affecting the Company's financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Our Company

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address the usual and ordinary risks and uncertainties associated with being an early stage company or successfully implement our existing and new business plan and services. If we fail to do so, it could materially harm our business. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. Our failure to meet any of these conditions would have a material adverse effect upon us and may force us to reduce or curtail our operations. No assurance can be given that we will operate profitably. Even though we are being managed by individuals with significant industry experience, our limited operating history makes it difficult to predict the long-term success of our business model.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley act of 2002 could have a material adverse effect on our business and stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal control over financial reporting. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over our financial reporting as required by Section 404(a), investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

We have received a going concern opinion from our auditors, and we are currently operating at a loss, which raises doubt about our ability to continue as a going concern.

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2021, a net loss and net cash used in operating activities for the year ended December 31, 2021 and 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to generate sufficient revenue; however, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues and to raise capital from third party sources.

We may be exposed to risks due to our investment banking activities.

Investment banking is a specific division of banking that incorporate the services of banks and SEC registered broker/dealers, such as Richfield. Actions undertaken by an investment bank are related to the creation of capital for other companies. Investment banks may underwrite or assist in the distribution of new debt and equity securities for all types of corporations. Investment banks also provide guidance to issuers regarding the issue and placement of stock.

Additionally, participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the purchase price. In addition, under federal securities laws, other laws and court decisions with respect to underwriters’ liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks.

To the extent that we, through our subsidiary Richfield, participate in investment banking activities in the future, we will be exposed to these risks and potential liabilities.  Additionally, underwriting commitments constitute a charge against net capital, and our ability to make underwriting commitments in connection with investment banking activities in the future may be limited by the requirement that we must at all times be in compliance with the SEC’s Uniform Net Capital Rule 15c3-1.

Failure to comply with the net capital requirements could subject us to sanctions imposed by the SEC or FINRA.

Richfield is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital.   Rule 15c3-1 is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with Rule 15c3-1 limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. Rule 15c3-1 also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all of the activities of a broker-dealer. Richfield may not be able to maintain adequate net capital, or its net capital may fall below the minimum requirements established by the SEC, and subject us to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if Rule 15c3-1 is changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain present levels of business, which could have a material adverse effect on our business.

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level of risk.

The policies and procedures we plan to employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not accurately predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure that our policies and procedures will effectively and accurately record and verify this information. We plan to seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. We believe that we will be able to evaluate and manage the market, credit and other risks to which we are exposed. Nonetheless, our ability to manage risk exposure can never be completely or accurately predicted or fully assured. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments could have a material adverse effect on our results of operations and financial condition. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

We will depend on senior employees and the loss of their services could harm our business.

We will depend on the continued services of our management team, as well as our ability to hire additional members of management, and to retain and motivate other officers and key employees. We may not be able to find an appropriate replacement for any or all of the aforementioned or any other executive officer if the need should arise. Due to the regulated nature of some of our businesses, some of our executive officers, or other key personnel, could become subject to suspensions or other limitations on the scope of their services to the Company from time to time. If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new brokerage markets or develop new products.

Legal liability may harm our business.

Many aspects of our business subject us to substantial risks of liability to customers and to regulatory enforcement proceedings by state and federal regulators. We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. In the normal course of business, our operating subsidiary may be the subject of civil actions, regulatory proceedings, or arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer, or as a result of other business activities.

Dissatisfied clients often make claims against securities firms and their brokers and investment advisers for, among others, negligence, fraud, unauthorized trading, suitability, churning, failure to conduct adequate due diligence on products offered, failure to address issues arising from product due diligence, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions, improper recruiting activity, and failures in the processing of securities transactions. These types of claims expose us to the risk of significant loss. Also, we may be exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions about underwriters’ liability and limitations on indemnification of underwriters by issuers.

There can be no assurance that these types of proceedings, which may generate losses that significantly exceed our reserves, will not materially and adversely affect us. Also, legal or regulatory actions could cause significant reputational harm, which could in turn seriously harm our business prospects.

We are subject to various risks associated with the securities industry, any of which could have a materially adverse effect on our business, cash flows and results of operations.

We are subject to uncertainties that are common in the securities industry. These uncertainties include:

•	the volatility of domestic and international financial, bond and stock markets;
•	extensive governmental regulation;
•	litigation;
•	intense competition;
•	poor performance of investment products our advisors recommend or sell;
•	substantial fluctuations in the volume and price level of securities; and
•	dependence on the solvency of various third parties.

As a result, Richfield’s revenues and earnings may vary significantly from quarter to quarter and from year to year. In periods of low retail and institutional brokerage volume and reduced investment banking activity, profitability may be impaired if expenses remain relatively fixed.

Richfield is smaller and has less capital than many of our competitors in the securities industry. In the event of a market downturn, Richfield’s business could be adversely affected in many ways. Richfield’s revenues are likely to decline in such circumstances and, if we are unable to reduce expenses at the same pace, Richfield’s profit margins would erode.

Competition with other financial firms may have a negative effect on our business.

Through Richfield, we compete directly with national and regional full-service broker-dealers and a broad range of other financial service firms, including banks and insurance companies. Competition has increased as smaller securities firms have been acquired by or merged into other firms. Mergers and acquisitions have increased competition from these firms, many of which have significantly greater financial, technical, marketing and other resources than we do. Many of these firms offer their customers more products and research than currently offered by us. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. We also face competition from companies offering discount and/or electronic brokerage services, including brokerage services provided over the Internet. These competitors may have lower costs or provide more services, and may offer their customers more favorable commissions, fees or other terms than those offered by us. To the extent that issuers and purchasers of securities transact business without our assistance, our operating results could be adversely affected.

Our executive officers and directors will hold a significant percentage of our common stock following the Offering, and their interests may differ from those of our unaffiliated shareholders.

Our executive officers collectively will own approximately 96% of the total shares of common stock outstanding following the closing of the Offering, assuming the sale of all 68,021,138 Shares offered in the Offering.  Prior to the Offering, our executive officers owned 100% of the total outstanding shares of common stock.

As a result of these shareholdings, our executive officers currently are able to exercise, and after the closing of the Offering still will be able to exercise, significant influence over the election of our Board of Directors, the management and policies of the Company and the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, and their interests may differ from those of our unaffiliated shareholders. In addition, this concentration of ownership could have the effect of delaying, preventing or defeating a third party from acquiring control over or merging with us.

In addition, sales of substantial amounts of common stock by our executive officers, or the possibility of such sales, may adversely affect the price of the common stock and impede our ability to raise capital through the issuance of equity securities. Though such persons are subject to certain restrictions on sales of our common stock by applicable securities laws and our internal policies and procedures, they may nonetheless sell a substantial number of shares over time during open trading windows.

Employee misconduct could harm the Company or its subsidiary and is difficult to detect and deter.

There have been a number of highly publicized cases involving fraud, insider trading or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at the Company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and material fines, or insider trading, which could lead to criminal charges. Our advisory business often requires that we deal with highly confidential information of great significance to our clients, the improper use of which may have a material adverse impact on our clients. Any breach of our clients’ confidences as a result of employee misconduct may harm our reputation and impair our ability to attract and retain advisory clients, which could adversely affect our business. We also face the risk that our employees engage in workplace misconduct, such as sexual harassment or discrimination, despite our implementation of policies and training to prevent and detect misconduct. In addition to impairing our ability to attract and retain clients, such misconduct may also impair our ability to attract and retain talent resulting in a materially adverse effect on our business. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases.

In recent years, the U.S. Department of Justice and the SEC have also devoted greater resources to the enforcement of the Foreign Corrupt Practices Act. In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we or our employees have violated these laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction on future conduct, securities litigation and reputational damage, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.

We are subject to extensive regulation in the financial services industry, which creates risk of non-compliance that could adversely affect our business and reputation

As a participant in the financial services industry, we are subject to extensive regulation in the United States, Europe, Australia and Asia. In addition, as we expand our international operations by opening new offices outside the United States or by carrying out transactions or private placement activities internationally, we are increasingly subject to new regulatory requirements. Regulatory and self-regulatory agencies, as well as securities commissions, in various jurisdictions in which we do business are empowered to conduct periodic examinations and administrative proceedings that can result in censure, fine, issuance of cease and desist orders or suspension of personnel or other sanctions, including revocation of our license or registration or the registration of our regulated subsidiary. In addition, as a result of recent highly publicized scandals in the financial services industry, scrutiny by regulators of financial services firms has increased significantly. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.

Change in applicable law and regulatory schemes could adversely affect our business

From time to time, the United States and other national governments in the countries in which we operate, as well as related regulatory authorities and local governments, adopt new rules that affect our business. Many of the requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. Consequently, these regulations may serve to limit our activities, including through net capital, customer protection and market conduct requirements. There can be No assurance that new regulations will not be imposed that may materially adversely affect our business, financial condition or results of operation.

In addition, public figures in the United States, including the current President, members of his administration and other public officials, including members of the current U.S. Congress, continue to signal a willingness to revise, renegotiate, or terminate various multilateral trade agreements under which U.S. companies currently exchange products and services around the world and to impose taxes or other adverse consequences on certain business activities. It is not known what specific measures might be proposed or how they would be implemented and enforced. There can be No assurance that pending or future legislation or executive action in the U.S. that could significantly increase costs with respect to our foreign operations and, consequently, adversely affect our business, financial condition or results of operations, will not be enacted. In addition, such steps, if adopted, could also lead to retaliatory actions by other foreign governments through measures to prohibit, reduce or discourage business of foreign companies, or other means, which could make it more difficult for us to do business in those countries.

Compliance with any new laws or regulations could also make our compliance efforts more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

Our business could be adversely affected by a breakdown in the financial markets.

Our subsidiary, Richfield Orion, is a securities broker-dealer. Its business will be affected materially by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Many factors or events could lead to a breakdown in the financial markets, including war, terrorism, natural catastrophes and other types of disasters. These types of events could cause people to begin to lose confidence in the financial markets and their ability to function effectively. If the financial markets are unable to effectively prepare for these types of events and ease public concern over their ability to function, our revenues are likely to decline, and our operations are likely to be adversely affected.

The closing of our acquisition of Richfield is contingent upon FINRA acknowledging us as the sole owner of Richfield, and there can be no guarantee that such acknowledgement will be received.

As discussed in more detail herein, in April 2020, we acquired Richfield, a broker-dealer registered with the U.S. Securities and Exchange Commission (the “SEC”) and with the Financial Industry Regulatory Authority (“FINRA”).  We paid $25,000 to the seller as an initial deposit per the purchase agreement. The balance of the purchase price will be due to the seller on the final closing upon the receipt of the acceptance by FINRA of an Amended Member Agreement wherein the Company is acknowledged by FINRA as the sole owner of Richfield. In the event that FINRA should deny the acceptance of the Company as sole owner of Richfield Orion, the Agreement shall immediately lapse. While our management does not anticipate that FINRA would deny the acceptance of the Company as the sole owner of Richfield, there can be no guarantee that FINRA will agree to the change of ownership of Richfield.  If we do not receive the acknowledgement sought, we may need to identify an alternative acquisition target.

We may experience trading losses due to market fluctuations and volatility, which may reduce our revenues and profitability.

Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity, such as the asset price deterioration in the subprime residential mortgage market that began in 2008. Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, our profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments. We plan to act as a market maker in publicly traded shares of common stock. In market making transactions, we will undertake the risk of price changes on the stock we hold in positions, or of being unable to resell the shares of common stock we hold, or of being unable to purchase the common stock we have sold but not yet purchased. These risks likely will be heightened by the illiquidity of many of the shares of common stock we trade and/or in which we make a market. Any losses from our trading activities, including as a result of unauthorized trading by our employees, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Lower securities price levels may also result in a reduced volume of transactions, as well as losses from declines in the market value of common stock held for trading purposes. During periods of declining volume and revenue, our profitability would be adversely affected. Declines in market values of shares of common stock and the failure of issuers and third parties to perform their obligations can result in illiquid markets. We generally maintain trading and investment positions in the equity markets. To the extent that we own assets, i.e., have long positions, a downturn in those markets could result in losses from a decline in the value of such long positions. Conversely, to the extent that we have sold assets that we do not own, i.e., have short positions in any of those markets, an upturn could expose us to potentially unlimited losses as we attempt to cover our short positions by acquiring assets in a rising market. We may, from time to time, have an arbitrage trading strategy consisting of holding a long position in one asset and a short position in another from which we expect to earn revenues based on changes in the relative value of the two assets. If, however, the relative value of the two assets changes in a direction or manner that we did not anticipate or against which we have not hedged, we might realize a loss in those paired positions. In addition, we plan to maintain trading positions that could be adversely affected by the level of volatility in the financial markets, i.e., the degree to which trading prices fluctuate over a particular period or in a particular market, regardless of market levels.

The number and size of the transactions in which we provide services may decline in adverse market or economic conditions, which may adversely affect our revenues, results of operations and stockholders’ equity.

Unfavorable financial or economic conditions may reduce the number and size of the transactions in which we provide underwriting services, merger and acquisition consulting, and other services. We anticipate that our revenues, in the form of financial advisory, placement agent, and underwriting fees, will be directly related to the number and size of the transactions in which we participate and would therefore be adversely affected by a sustained market downturn. Additionally, a downturn in market conditions could lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads. We plan to review customer relationships for impairment whenever events or circumstances indicate that impairment may be present. A significant decrease in revenues or cash flows derived from acquired customer relationships could result in a material, non-cash write-down of customer relationships. Such impairment may have a material adverse impact on our results of operations and stockholders’ equity.

Our business and stock price may be adversely affected if our internal control over financial reporting is not effective.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm.

We have not yet adopted, and are in the process of adopting, various measures that are designed to remediate the material weakness in our internal control over financial reporting. We are developing and implementing new control policies and procedures regarding the international business policies, practices, monitoring and training for each country outside the U.S. in which we do business. These remedial measures are subject to ongoing review by our management, including our Chief Executive Officer and Chief Financial Officer, as well as oversight by our audit committee. Although we plan to complete this remediation process as quickly as possible, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As a result, we cannot, at this time, estimate when such remediation will be completed. We also cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not exist in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We will rely on clearing brokers, and unilateral termination of the agreements with these clearing brokers could disrupt our business.

We anticipate that Richfield will be introducing brokerage firms that use third-party clearing brokers to process their securities transactions and maintain customer accounts. The clearing brokers also provide billing services, extend credit and provide for control and receipt, custody and delivery of securities. We realize that we likely will depend on the operational capacity and ability of the clearing brokers for the orderly processing of transactions. In addition, by engaging the processing services of a clearing firm, we anticipate that we will be exempt from some capital reserve requirements and other regulatory requirements imposed by federal and state securities laws. If the clearing agreements are unilaterally terminated for any reason, we would be forced to find alternative clearing firms without adequate time to negotiate the terms of a new clearing agreement and without adequate time to plan for such change. There can be no assurance if there were a unilateral termination of a clearing agreement that we would be able to find an alternative clearing firm on acceptable terms to us or at all. We plan to permit our clients to purchase securities on a margin basis or to sell securities short, which means that the clearing firms likely will extend credit to the client secured by cash and securities in the client’s account. During periods of volatile markets, the value of the collateral held by clearing brokers could fall below the amount borrowed by the client. If margin requirements are not sufficient to cover losses, the clearing brokers sell or buy securities at prevailing market prices, and may incur losses to satisfy client obligations. We likely will be required to agree to indemnify our clearing brokers for losses they incur while extending credit to our clients.

Global economic conditions could harm our business.

Global economic conditions continue to be challenging and unpredictable. Consumer confidence and spending have declined in recent years and the global credit crisis has limited access to capital for many companies and consumers. The global economic downturn could adversely impact our business by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, poor global economic conditions may adversely impact access to capital for us and our suppliers, may decrease Members’ ability to obtain or maintain credit, and may otherwise adversely impact our operations and overall financial condition.

Our financial condition and results of operations may be adversely affected by the impact of the global outbreak of COVID-19.

Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of damage to the national and local economies where the Company operates and plans to operate. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, and such disruption may adversely affect consumer demand for automobiles and automotive loans. For example, the deadly global outbreak and continuing spread of COVID-19 (also known as the novel coronavirus or coronavirus disease) could have an adverse effect on the value, operating results, and financial condition of our business, as well as our ability to grow the revenue that we seek to generate through our operations. In addition, the impact of COVID-19 is likely to cause substantial changes in consumer behavior and has caused restrictions on business and individual activities, which are likely to lead to reduced economic activity. Extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals and businesses to substantially restrict daily activities could have an adverse effect on our financial condition and results of operations.

The extent and duration of the economic slowdown attributable to COVID-19, as well as the long-term impact on our business and operations, remain uncertain at this time. A continued significant economic slowdown could have a substantial adverse effect on our financial condition, liquidity, and results of operations. If these conditions persist for an extended term, it could have a material adverse effect on our future revenue and net income.

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the 2008 global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. As another example, our financial results may be negatively impacted by the recent COVID-19 outbreak. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken and the impact of these and other factors on our operations and the global economy in general. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Cybersecurity risks and cyber incidents, including cyber-attacks, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships, any of which could negatively impact our business, financial condition and operating results.

There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us due to our substantial reliance on information technology or otherwise. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. As a result of the generally increasing frequency and sophistication of cyber-attacks, and our substantial reliance on technology, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.

The operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or other sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, causing our business and results of operations to suffer. Our reliance on information technology is substantial, and accordingly the risks posed to our information systems, both internal and those provided by third-party service providers are critical. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems; however, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-incident techniques change frequently or are not recognized until launched and because cyber-incidents can originate from a wide variety of sources.

Those risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our and our customers’ proprietary business information and intellectual property, and personally identifiable information of our employees and customers, that we collect and store in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of employee, customer or other personally identifiable or our or our customers’ proprietary business data, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm.

Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.

We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems and networks, and those of our service providers and their vendors. We are subject to various risks and costs associated with the collection, handling, storage and transmission of personally identifiable information and other sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems processing such information. In the ordinary course of our business, we collect, store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our fund investors and other third parties, in our cloud applications and on our networks, as well as our services providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our and their information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. Although we and our services providers take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, including malware, and other events that could have a security impact. We may be the target of more advanced and persistent attacks because, as an alternative asset manager, we hold a significant amount of confidential and sensitive information about, among other things, our fund investors, portfolio companies and potential investments. We may also be exposed to a more significant risk if these acts are taken by state actors. Any of the above cybersecurity threats, fraudulent activities or security breaches suffered by our service providers and their vendors could also put our confidential and sensitive information at risk or cause the shutdown of a service provider on which we rely. We and our employees have been and expect to continue to be the target of fraudulent calls and emails, the subject of impersonations and fraudulent requests for money, including attempts to redirect material payment amounts in a transaction to a fraudulent bank account, and other forms of spam attacks, phishing or other social engineering, ransomware or other events. Cyber-criminals may attempt to redirect payments made at the closings of our investments to unauthorized accounts, which we or our services providers we retain, such as paying agents and escrow agents, may be unable to detect or protect against. The COVID-19 pandemic has exacerbated these risks due to heavier reliance on online communication and the remote working environment, which may be less secure, and there has been a significant increase in hacking attempts by cyber-criminals. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers. If successful, such attacks and criminal activity could harm our reputation, disrupt our business, cause liability for stolen assets or information and have a material adverse effect on our results of operations, financial condition and cash flow.

We rely heavily on our back office informational technology infrastructure, including our data processing systems, communication lines, and networks. Although we have back-up systems and business-continuation plan in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. Any interruption or failure of our informational technology infrastructure could result in our inability to provide services to our clients, other disruptions of our business, corruption or modifications to our data and fraudulent transfers or requests for transfers of money. Further consequences could include liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation. We expect that we will need to continue to upgrade and expand our back-up and procedures and capabilities in the future to avoid disruption of, or constraints on, our operations. We may incur significant costs to further upgrade our data processing systems and other operating technology in the future.

Our technology, data and intellectual property and the technology, data and intellectual property of our funds’ portfolio companies are also subject to a heightened risk of theft or compromise to the extent that we and our funds’ portfolio companies engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and assets, such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, we and our funds’ portfolio companies may be required to forgo protections or rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect loss of rights in these assets could negatively impact us, our funds and their investments.

A significant actual or potential theft, loss, corruption, exposure or fraudulent, unauthorized or accidental use or misuse of investor, employee or other personally identifiable or proprietary business data could occur, as a result of third-party actions, employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data. If such a theft, loss, corruption, use or misuse of data were to occur, it could result in significant remediation and other costs, fines, litigation and regulatory actions against us by (i) the U.S. federal and state governments, (ii) the EU or other jurisdictions, (iii) various regulatory organizations or exchanges and (iv) affected individuals, as well as significant reputational harm.

Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information and other sensitive information, including, without limitation the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) in the EU and the Data Protection Act 2018 in the U.K. (the “U.K. Data Protection Act”), comprehensive privacy laws enacted in California, Colorado and Virginia, the Hong Kong Personal Data (Privacy) Ordinance, the Korean Personal Information Protection Act and related legislation, regulations and orders and the Australian Privacy Act. China and other countries have also passed cybersecurity laws that may impose data sovereignty restrictions and require the localization of certain information. We believe that additional similar laws will be adopted in these and other jurisdictions in the future, further expanding the regulation of data privacy and cybersecurity. Such laws and regulations strengthen the rights of individuals (data subjects), mandate stricter controls over the processing of personal data by both controllers and processors of personal data and impose stricter sanctions with substantial administrative fines and potential claims for damages from data subjects for breach of their rights, among other requirements. Some jurisdictions, including each of the U.S. states as well as the EU through the GDPR and the U.K. through the U.K. Data Protection Act, have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, which would require heightened escalation and notification processes with associated response plans. We expect to devote resources to comply with evolving cybersecurity and data privacy regulations and to continually monitor and enhance our information security and data privacy procedures and controls as necessary. We or our fund’s portfolio companies may incur substantial costs to comply with changes in such laws and regulations and may be unable to adapt to such changes in the necessary timeframe and/or at reasonable cost. Furthermore, if we experience a cybersecurity incident and fail to comply with the applicable laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security and privacy measures.

The materialization of one or more of these risks could impair the quality of our operations, harm our reputation, negatively impact our businesses and limit our ability to grow.

We rely significantly on the use of information technology, as well as those of our third-party service providers. Our failure or the failure of third-party service providers to protect our website, networks, and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business, financial condition, and results of operations.

To the extent that our services are web-based, we anticipate that we will collect, process, transmit and store large amounts of data about our customers, employees, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We likely also will employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we plan to rely on solutions licensed from third parties in an effort to securely transmit confidential and sensitive information, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect this data from being breached or compromised. Similarly, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems or those of our third-party service providers. DDoS attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our website, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, and we may be unable to implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or any cybersecurity incident could result in unauthorized access to our website, networks and systems; unauthorized access to and misappropriation of customer and/or employee information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our website, networks or systems; deletion or modification of content or the display of unauthorized content on our website; interruption, disruption or malfunction of operations; costs relating to cybersecurity incident remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these cybersecurity incidents occur, or there is a public perception that we, or our third-party service providers, have suffered such a breach, our reputation and brand could also be damaged and we could be required to expend significant capital and other resources to alleviate problems caused by such cybersecurity incidents. As a consequence, our business could be materially and adversely affected and we could also be exposed to litigation and regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access the customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have an material adverse effect on our business, financial condition, and results of operations. This risk is heightened as governmental authorities throughout the U.S. and around the world devote increasing attention to data privacy and security issues.

While we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Additionally, even though we continue to devote resources to monitor and update our systems and implement information security measures to protect our systems, there can be No assurance that any controls and procedures we have in place will be sufficient to protect us from future cybersecurity incidents. Failure by us or our vendors to comply with data security requirements, including (if applicable) the California Consumer Privacy Act’s (“CCPA”) new “reasonable security” requirement in light of the private right of action, or rectify a security issue may result in class action litigation, fines and the imposition of restrictions on our ability to accept payment cards, which could adversely affect our operations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modify or enhance our systems in the future. As a result, we may face interruptions to our systems, reputational damage, claims under privacy and data protection laws and regulations, customer dissatisfaction, legal liability, enforcement actions or additional costs, any and all of which could adversely affect our business, financial condition, and results of operations. In addition, although we seek to detect and investigate data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure of the type described above.

Environmental, social and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change and human rights, ethics and compliance with law, diversity and the role of companies’ board of directors in supervising various sustainability issues.

ESG goals and values are embedded in our core mission and vision, and we actively take into consideration their expected impact on the sustainability of our business over time and the potential impact of our business on society and the environment, including offsetting or reducing carbon emissions and sound pollution from launches. However, in light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. This could lead to risk of litigation or reputational damage relating to our ESG policies or performance.

Further, our emphasis on ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We have and may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long-term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition, and operating results could be harmed.

Risks Relating to Our Business and Industry

Adverse results of litigation and potential securities law liability would result in financial losses and divert management’s attention from our business.

Many aspects of our business involve substantial risks of liability. There is a risk of litigation and arbitration within the securities industry, including class action suits seeking substantial damages. We may be subject to actual and potential claims by dissatisfied customers, including claims alleging they were damaged by improper sales practices such as unauthorized trading, sale of unsuitable securities, use of false or misleading statements in the sale of securities, mismanagement and breach of fiduciary duty. We may be liable for the unauthorized acts of our retail brokers if we fail to adequately supervise their conduct. As an underwriter, we may be subject to substantial potential liability under federal and state laws and court decisions, including liability for material misstatements and omissions in securities offerings. We may be required to contribute to a settlement, defense costs or a final judgment in legal proceedings or arbitrations involving a past underwriting and in actions that may arise in the future. We plan to carry “Errors and Omissions” insurance to protect against such legal actions; however, we anticipate that our policy will be limited in items and amounts covered, and there can be no assurance that it will cover a particular complaint. The adverse resolution of any legal proceeding involving us or our subsidiary could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

We will face significant competition for registered representatives.

We likely will be dependent upon a large number of both independent contractor and employee registered representatives for our retail brokerage business. We anticipate that we will be exposed to the risk that a large group of registered representatives could decide to affiliate with another firm and that we will be unable to recruit suitable replacements. A loss of a large group of our registered representatives could have a material adverse impact on our ability to generate revenue in our retail brokerage business.

A change in the “independent contractor” status of registered representatives would adversely affect us.

Independent contractor registered representatives operate from their own offices and are responsible in large part for the costs and expenses involved in their operations. The enactment of any legislation that would affect the eligibility requirements for independent contractor status could have a significant effect on this business model and lead to additional costs and expenses, which could have a material adverse on our results of operations.

The precautions we plan to take to prevent and detect employee and independent contractor misconduct may not be effective, and we could be exposed to unknown and unmanaged risks or losses. We run the risk that employee and independent contractor misconduct could occur.

Misconduct by employees and independent contractors could include:

-	employees and independent contractors binding us to transactions that exceed authorized limits or present unacceptable risks to us;
-	employees and independent contractors hiding unauthorized or unsuccessful activities from us; or
-	the improper use of confidential information.

These types of misconduct could result in unknown and unmanaged risks or losses to us, including regulatory sanctions and serious harm to our reputation. The precautions we plan to take to prevent and detect these activities may not be effective. If employee and independent contractor misconduct does occur, our business operations could be materially adversely affected.

Internet and internal computer system failures or compromises of our systems or security could damage our reputation and harm our business.

Although we anticipate that a significant portion of our business will conducted using traditional methods of contact and communications such as face-to-face meetings, a portion of our business is conducted through the Internet. We could experience system failures and degradations in the future. We cannot assure you that we will be able to prevent an extended and/or material system failure if any of the following events occur:

-	human error;
-	subsystem, component or software failure;
-	a power or telecommunications failure;
-	an earthquake, fire or other natural disaster or act of God;
-	hacker attacks or other intentional acts of vandalism; or
-	terrorist acts or war.

Failure to adequately protect the integrity of our computer systems and safeguard the transmission of confidential information could harm our business.

The secure transmission of confidential information over public networks will be a critical element of our operations. We plan to rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information over the Internet. We do not anticipate that we will have any security breaches in the transmission of confidential information. However, we cannot assure you that advancements in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise of the technology or other algorithms used by our vendors and us to protect client transactions and other data. Any compromise of our systems or security could harm our business.

Procedures and requirements of the Patriot Act and similar laws may expose us to significant costs or penalties.

As a financial services firm, we will be subject to laws and regulations, including the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), that require that we know our customers and monitor transactions for suspicious financial activities. The cost of complying with the Patriot Act and related laws and regulations is significant. We face the risk that our policies, procedures, technology and personnel directed toward complying with the Patriot Act and similar laws and regulations are insufficient and that we could be subject to significant criminal and civil penalties or reputational damage due to noncompliance. Such penalties and subsequent remediation costs could have a material adverse effect on our business, financial condition and results of operations and cash flows.

We have a limited operating history.

We have a limited operating history. Our shareholders should not rely on the past performance of Richfield to predict our future results.

There is no public market for our shares, the offering price in our recent targeted public offering was arbitrarily established, and holders of our shares may not be able to sell the shares at a price that equals or exceeds the offering price.

There is no public market for the shares of our common stock and there can be no assurance that a trading market will develop. There can be no guarantee that the shares of our common stock will be listed for trading on a national securities exchange in the near future. Further, there is no assurance that our shareholders will be able to sell any shares purchased in our prior public offering at prices that equal or exceed the offering price, if at all. You may lose money on any sale.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to Smaller Reporting Companies.

ITEM 2.  PROPERTIES.

The Company’s principal executive offices are located at 100 N. Barranca St. #1000, West Covina, CA. 91791.

The offices consist of approximately 200 square feet of office space.  Our officers have provided office space for free for the mean time and have yet to reach a formal lease agreement with any of the officers as of the date of filing. We believe that this space is adequate for our current needs.

Richfield Orion’s offices are located at 757 Maleta Lane, Suite 202, Castle Rock, CO 80108. We believe that this space is adequate for Richfield Orion’s current needs.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, claims may be made against us in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods.

However, as of the date of this Annual Report, neither the Company nor any of our subsidiaries were a party to, nor are any of our property subject to, any legal proceedings which require disclosure pursuant to this item.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICES AND DIVIDEND DATA

Market Information

As of the date of this Report, there was no established public trading market for the Company’s common stock, and a regular trading market may not develop, or if developed, may not be sustained. As such, Stockholders may have difficulty reselling their securities should they desire to do so when eligible for public resale. The Company plans to work with a market maker and other professionals with a view to having the Company’s common stock accepted for trading on the OTC Markets and eventually a national market such as the Nasdaq or NYSE when Management deems it to be advisable and in the best interest of the Company and its shareholders.

Shareholders

As of March 29, 2022, the Company had 8 shareholders of record.

Dividends

The Company has not declared any cash dividends on its common stock since inception and does not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on the Company’s earnings and financial position and such other facts, as the Board of Directors deems relevant.

Director Independence

As of the date of this Annual Report, we were not required by any outside organization (such as a stock exchange or trading facility) to have independent directors.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In February 2020, the Company issued 100,000,000 shares to each of Dr. Chin, Dr. Strattner, and Ms. Gu in connection with the formation and structuring of the Company.

The issuance of the shares to the officers of the Company was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provisions of Rule 506 of Regulation D based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of 2021, there were no purchases of the Company’s equity securities by the Company or affiliated purchasers

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Business Overview

The Company was incorporated by Dr. Timo Strattner, our initial officer and Director.  The business plan of the Company at the time of formation initially was two-pronged: first, to raise initial capital to acquire a US-based registered broker dealer firm; and second, to work with foreign businesses to help provide access to the US capital markets, either through business combination transactions, assistance with US-based securities offerings, or other transactions structures.  Dr. Strattner has worked in the financial markets as an asset and fund manager, sales trader in equity and derivatives, and as a securities analyst. He also has served in various interim executive roles with international exposure as turnaround and growth specialist. Dr. Strattner brought his connections to markets in the UK and Hong Kong to the Company, as well as his background in equities and derivatives trading.

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

The Company has one subsidiary: Richfield Orion International, Incorporated.

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

The Company and Richfield plan to file for FINRA approval following the effectiveness of the registration statement of which this Prospectus is a part. Until FINRA approval is obtained, the Company and Richfield entered into a form of management and operations agreement, discussed in more detail above, to describe the relationship between and the operations of the two entities. Management of the Company and of Richfield anticipate that once FINRA approval and acknowledgement of the Company as the sole owner of Richfield is obtained, the agreement will be terminated, and Richfield will operate as a subsidiary of the Company.  Because the Company has paid the initial purchase amount, the Company considers Richfield to be its subsidiary entity. Despite the transaction’s not having closed, the Company has included Richfield’s financial statements pursuant to Rule 8-04 of Regulation S-X, and the pro forma financial information pursuant to the Rule 8-05 of Regulation S-X.

Until such FINRA approval has been obtained, the Company and Richfield have executed a form of Management/Operations Development Consultation Agreement (the “Management Agreement”), discussed in more detail above.

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

Through our operation of Richfield, we will be subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital.  Richfield Orion International Inc is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At December 31, 2021, Richfield had net capital of $76,396, which was $71,396, in excess of its required net capital of $5,000.

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $541,540 as of December 31, 2021.  The Company requires capital for its contemplated operational and marketing activities.  The Company's ability to raise additional capital through the future issuances of common stock is unknown.  The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.  Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.  Our financial statements contain additional note disclosures describing the management's assessment of our ability to continue as a going concern.

Results of Operations

Year Ended December 31, 2021 and 2020.

For the year ended December 31, 2021, we did not generate any revenue, the same as for the year ended December 31, 2020. The Company had not generated any revenue since its inception on November 21, 2019.

For the year ended December 31, 2021, we had general and administrative expenses of $335,135, an increase of $129,154, or 63%, compared to $205,981 for the year ended December 31, 2020. The general and administrative expenses included directors’ fees, management fees, professional fees, and other general and administrative expenses. The increase in general and administrative expenses primarily attributed to (i) the increase of professional services of $77,635, related to the SEC filings; (ii) the increase in management fees of $65,000 for managing the business operations of Richfield; offset by (iii) the decrease in the directors’ fees of $30,000.

During the year ended December 31, 2021, the Company incurred a net loss of $335,135, compared to a net loss of $205,981 during the year ended December 31, 2020. The increase of $129,154 in net loss was primarily due to the reasons explained above.

Liquidity and Capital Resources

As of December 31, 2021 and December 31, 2020, we had a cash balance of $0, as the Company does not keep a bank account and the major shareholder funds the Company’s operations.

Operating Activities

Our primary uses of cash have been for operating activities. Net cash used in operating activities was $286,700 for the year ended December 31, 2021, as compared to $40,958 for the year ended December 31, 2020.  The increase of cash outflow of $245,742 in operating activities was primarily attributable to the increase of $129,154 in the operating loss, and the decrease in cash inflow of $86,588 on accrued expenses, and the decrease in cash inflow of $30,000 on stock compensation expenses.

Investing Activities

The Company neither generated nor used cash in investing activities during the year ended December 31, 2021, compared to a cash outflow of $25,000 in the year ended December 31, 2020, which was paid to the shareholder of Richfield as an initial deposit for acquisition agreement.

Financing Activities

Net cash provided by financing activities was $286,700 for the year ended December 31, 2021, compared to $65,958 as of December 31, 2020.  The increase in cash inflow was primarily attributable to more loans from our principal executive officer to pay the expenses relating to the SEC filings.

In the short term, we needed more capital infusions from our officer to pay the expenses relating to the operating activities. The Company cannot make any guarantee that it will be successful in obtaining funding from any sources or any additional financing or that the terms will be favorable to the Company.

The following trends are reasonably likely to result in a material decrease in our liquidity over the near term:

•	Addition of administrative and marketing personnel as the business grows; and
•	The cost of being a public company; and
•	Upcoming corporate merger and acquisition.

Results of Operations of Richfield Orion International, Inc.

Year Ended December 31, 2021, compared to Year Ended December 31, 2020.

During the year ended December 31, 2021, Richfield had revenues of $678,116, as compared to revenues of $582,877 during the year ended December 31, 2020. This increase is mostly attributable to the increase of $95,239, or 16.34%, in commission income driven by an increase in trading volume.

Operating expenses were $638,007 in the year ended December 31, 2021, as compared to $568,861 in the year ended December 31, 2020. The increase is mostly attributable to the increase of $69,347, or 15.43%, in commission expenses in light of the increase in trading volume, offset by the decreased of $8,057, or 60.19%, in technology and communications expenses.

Net income increased by $26,093, or 186%, to $40,109 in the year ended December 31, 2021 from $14,016 in the year ended December 31, 2020. The increase was mainly due to the higher revenue from the increase in trading volume.

Liquidity and Capital Resources of Richfield Orion International, Inc.

As of December 31, 2021, Richfield had cash and cash equivalents of $50,971, compared to $49,940 at December 31, 2020. The increase is mostly due to the increase in profit.

Operating Activities

Net cash provided by operating was $26,699 in the year ended December 31, 2021, as compared to $7,081 in the year ended December 31, 2020. The increase of $19,618 in cash provided by operating is mostly attributable to the increase of 26,093 in net income, and the increase of $30,606 in cash inflow on receivable from clearing organization, offset by increase of $37,081 in cash outflow on accrued expenses.

Investing Activities

The Company neither generated nor used cash in investing activities in the year ended December 31, 2021 and 2020.

Financing Activities

Net cash used in financing activities in the year ended December 31, 2021, was $25,668, as compared to cash used in financing activities of $8,550 in the year ended December 31, 2020. While Richfield generated more net income and needed less capital contribution from its member in 2021, as compared to 2020, it also made less capital distribution to its member in order to maintain its business.

Critical Accounting Policies and Critical Accounting Estimates

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2021.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were not effective.

2. Changes in Internal Control Over Financial Reporting

None

3. Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management determined that our internal controls over financial reporting were not effective as of December 31, 2021.

Areas of material weakness include:

•	lack of segregation of duties; and

•	inadequate controls and monitoring processes over financial reporting.

4. Inherent Limitations on Effectiveness of Controls

Generally, disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. As noted above, we have determined that our disclosure controls and procedures and our internal controls over financial reporting were not effective as of December 31, 2021.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The table below sets forth information about our directors and executive officers as of the date of this Annual Report.

Name	Age	Position
Dr. Chin Yung Kong	66	Chief Executive Officer, Director
Dr. Timo Bernd Strattner	36	Former Chief Financial Officer, Director
Gu TingTing	34	Chief Operating Officer, Director
Professor Pierre Bultez	71	Independent Director
Ong Kar Yee	56	Chief Financial Officer

The following is a summary of the biographical information about our officers and directors.

Dr. Chin Yung Kong, Chief Executive Officer, Director

Dr. Chin Yung Kong, age 66, is a Malaysian citizen and currently resides in Dalian, China.  Dr. Chin is the Managing Director of QMIS Capital Finance.  Since 2002, Dr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States.  From 1995 to 2002, Dr. Chin was financial controller for the Kwok Group Company in China.  Prior to 1995, Dr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore.  Dr.  Chin graduated from University of Hull in the United Kingdom with a Master in Finance Degree. In 1994, Dr. Chin earned a Master of Business Administration (MBA) Degree from the Irish Business School. In 2020, Dr. Chin was awarded a Doctor of Philosophy in Financial Management by the North Borneo University College. On July 17, 2014, Dr. Chin was awarded the title of Dato’Sri from the Sultan of Pahang, Kuala Lumpur, Malaysia, which is the highest state title conferred by the Ruler of Malaysia on the most deserving recipients who have contributed greatly to the nation or state.

In the past five years, Dr. Chin has not been involved in any negative legal proceedings as enumerated in Item 401(f) of Regulation S-K.

Gu TingTing, Chief Operating Officer, Director

Ms. Gu has worked to establish large-scale business networks in northeastern China and has acquired extensive experience working in the Greater China financial market, garnering years of professional exposure in business development, business management, and strategic planning. As of the date of this Registration Statement, Ms. Gu was a director of QMIS Financial Group in Hong Kong, and has actively participated in the top management of the QMIS Financial Group since 2008. Ms. Gu graduated from the Dongbei University of Finance and Economics in 2015 with a Master’s Degree in Business Administration – Senior Management.

Dr. Timo Bernd Strattner, Former Chief Financial Officer, Director

Dr. Strattner graduated from Central Queensland University, Sydney Campus with a Bachelor of Business. He started his career in an MFO (Multi Family Office). Dr. Strattner worked in the financial markets as asset and fund manager, sales trader in equity and derivatives and as analyst. He served in various interim executive roles with international exposure as turnaround and growth specialist for a Prime Market listed DAX company Fast Casual Wear AG, an alternative medicine company Foravit Healthcare, and Affinity Medical, the lead project manager for a Mexican social housing project managed by a Hong Kong based entity. Dr. Strattner is the founder of TBS Capital Management.

Dr. Pierre Bultez – Independent Director

Dr. Pierre Bultez is a professor in business and Finance in highly reputable business schools. He is ATTF Official Senior Expert Consultant (Agence de Transfert de Technologie Financière – Ministère des Finances Luxembourg – Financial Technology Transfer Agency). Professor Bultez was also an advisor for IFBL (Institut de Formation Bancaire Luxembourg) and also an advisor to the Ministry of Finance- Luxembourg. He is a globally acclaimed expert in risk analytics, risk management and corporate governance. He has over 40 years of experience in international training and risk consulting in banking, finance and micro-finance sectors in 72 countries. He has been the advisor of 18 central banks worldwide, 14 governments within Asian, European and African region and a board member of over 30 international financial companies. He has been attached with Luxembourg Financial Sector Supervisory Commission till recently. Dr. Bultez is also an international academician and holds visiting professorship in over 10 universities worldwide together with over 32 publications in the fields of risk analytics and financial governance. Professor Bultez brings extensive knowledge of corporate governance, risk management, risk governance, global rules and regulations and also strategic planning. He has several publications, such as Risk Management new tools, December 2009 (School of Finance and Banking Kigali Rwanda), Pension Funds Risk Management in the OECD countries (National bank of Slovakia, 2006), The relationship with Bankers (ABB – Belgian Bankers Association), Microfinance as a tool to mobilize savings in growing countries; the case of Thailand. (Ministry of Economy and Finance Thailand-December 2011).  Professor Bultez is also Corporate Finance Professional, Member of the FT Knowledge Ltd, NYIF (New York Institute of Finance), Executive Director of Global Executive Retreat (Switzerland), Executive Director and founder of Investment Capital Trust (Switzerland) and Chairman of the Board of Arc Asset Management Luxembourg.

Ong Kar Yee, Chief Financial Officer

Mr. Ong Kar Yee is a professional accountant by profession with more than 29 years of experience in finance and capital market industries across various fields, including audit and accounting, fund management, stock brokerage operation, stock analysis, and securities/futures trading. As of the date of this Registration Statement, Mr. Ong was serving as the General Manager of the Malaysian office of QMIS Financial Group, where he has served since 2015. Prior to joining QMIS, Mr. Ong was a Financial Controller at Buraq Oil Sdn. Bhd, a Malaysian oil and gas company.  Mr. Ong obtained a Master’s Degree from the Manchester Metropolitan University in the United Kingdom in 2015. He also graduated from the Tunku Abdul Rahman College in Malaysia with a higher diploma in accountancy in 1989, and in 2003 became a Certified Financial Planner. He is an associate member of the Chartered Institute of Management Accountants, United Kingdom (ACMA), and an associate member of the Chartered Global Management Accountants (CGMA).

Significant Employees

Chin Rui Lin, Financial Analyst – Mr. Chin has an extensive background and experience as retail manager and account executive in managing stocks, sales, and accounting for the IT sector and finance sector. As of the date of this Registration Statement, Mr. Chin served as a director of PC Wizard in Malaysia, where he previously served as a retail manager and accounting executive. Mr. Chin did his Foundation Studies at the Curtin University of Technology, and in 2012, he received a Degree of Bachelor of Commerce.

Term of office. Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Family relationships. There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Director or officer involvement in certain legal proceedings. To the best of our knowledge, except as described below, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

As of the date of this Report, we did not have a standing audit, compensation, or nominating committee of the Board of Directors.  The Company has determined that the Board of Directors does not have an "Audit Committee Financial Expert" as that term is defined in Item 407(d)(5) of SEC Regulation S-K.

Delinquent Section 16(a) Reports.  As this is the first year the Company has been registered with the Securities and Exchange Commission, the Company’s officers and directors did not have any Section 16(a) obligations in the prior fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal years 2021 and 2020.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Dr. Timo Bernd	2020	$0	$0	$0	0	$0	$0	$0
Strattner, Finance Director	2021	$0	$0	$0	0	$0	$0	$0

Dr. Yung Kong Chin,	2020	$0	$0	$0	0	$0	$0	$0
Chief Executive Officer, Director	2021	$0	$0	$0	0	$0	$0	$0

Gu TingTing,	2020	$0	$0	$0	0	$0	$0	$0
Chief Operating Officer, Director	2021	$0	$0	$0	0	$0	$0	$0

Dr. Chin and Ms. Gu were appointed as Chief Executive Officer and Chief Operating Officer, respectively, of the Company in 2020.

Director Compensation

We have provided no compensation to our directors for their services provided as directors.

Employment Agreements

We do not have any employment agreements with any of our officers.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.  No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information furnished by current management and others, concerning the beneficial ownership of our common stock as of March 29, 2022, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group. The percentages below are based on a total of 300,000,000 shares outstanding as of March 29, 2022.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Class(1)

Dr. Chin Yung Kong, Director, CEO(2)	148,000,000	49.33%

Dr. Timo Bernd Strattner, Director, Former CFO	10,000,000	3.33%

Gu TingTing, Director, COO	100,000,000	33.33%

Pierre Bultez, Director	0	0%

Ong Kar Yee, CFO	13,000,000	4.33%

Richwood Ventures Berhad	27,000,000	9.00%

Named Executive Officers, Executive Officers, and Directors as a Group (5Persons)	271,000,000	90.33%

(1)

This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of March 29, 2022, the Company had 300,000,000 shares of common stock outstanding.

(2)

Dr. Chin owns 128,000,000 shares directly. An additional 20,000,000 shares are owned by subsidiaries of a subsidiary of the Company that is controlled by Dr. Chin, and as such, Dr. Chin’s ownership includes the indirect ownership of the 20,000,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

Transactions with Related Parties

The Company has received loans from Dr. Chin Yung Kong, CEO of the Company, and Dr. Timo Strattner, former CFO of the Company, to finance the Company’s operation due to lack of cash resources.  There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from due to related parties are classified as cash flows from financing activities.  In the year ended December 31, 2021 and 2020, the Company borrowed $285,905 and $65,418 from Dr. Chin, respectively; and $795 and $540 from Dr. Strattner, respectively. As of December 31, 2021, the loans due to Dr. Chin amounted to $351,323, and the loans due to Dr. Strattner amounted to $1,759.

On April 30, 2020, the Company entered into a Broker/Dealer Purchase Agreement (the “Agreement”) with Richfield Orion International, LLC (the “Seller”), a Colorado Limited liability company, which is the sole owner of Richfield Orion International, Inc. (“Richfield Orion”), a Colorado corporation. Pursuant to the Agreement, the Company acquired 100% equity ownership of Richfield Orion for $75,000. The Company has paid $25,000 as an initial deposit per the Agreement, via loan from Dr. Yung Kong Chin, our CEO.

On October 30, 2020, the Company entered into an agreement to issue a convertible promissory note (the "Note") in the principal amount of one million five hundred thousand dollars ($1,500,000), to the Chairman of the Board and CEO, Dr. Yung Kong Chin. The Company will pay interest from the date of issuance of the Note on the unpaid principal balance at the annual rate of interest equal to eight percentage (8%) per six months, such principal and interest to be payable on demand. The Note is a general unsecured obligation of the Company. At any time, the unpaid principal amount of the Note and any unpaid interest accrued thereon can be converted into the Company's common stock at $1.50 per share. However, as of the date of this Annual Report, the Note had not been issued and no funding has been made to the Company at the date of this statement. The Company and Dr. Chin anticipate that the Note will be issued in the second quarter of 2022.

Director Independence

As of the date of this Annual Report, the Company’s common stock was not traded on any stock exchange.  However, because Dr. Bultez is not an employee and does not own any shares of the Company’s common stock, management believes that he would qualify as an Independent Director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Keith K. Zhen, CPA,

Set below are aggregate fees billed by Keith K. Zhen, CPA, for professional services rendered for the year ended December 31, 2021.

Audit Fees

The fees for the audit and review services billed by Keith K. Zhen, CPA, for the period from January 1, 2021, to December 31, 2021, were $18,000.

Audit Related Fees

The fees for the audit related services billed by Keith K. Zhen, CPA, for the period from January 1, 2021, to December 31, 2021, were $0.

Tax Fees

The fees for the tax related services billed by Keith K. Zhen, CPA, for the period from January 1, 2021, to December 31, 2021, were $0.

Set below are aggregate fees billed by Keith K. Zhen, CPA, for professional services rendered for the year ended December 31, 2020.

Audit Fees

The fees for the audit and review services billed by Keith K. Zhen, CPA, for the period from January 1, 2020, to December 31, 2020, were $12,000.

Audit Related Fees

The fees for the audit related services billed by Keith K. Zhen, CPA, for the period from January 1, 2020, to December 31, 2020, were $0.

Tax Fees

The fees for the tax related services billed by Keith K. Zhen, CPA, for the period from January 1, 2020, to December 31, 2020, were $0.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

QMIS TBS CAPITAL GROUP CORP.

Consolidated Financial Statements

KEITH K ZHEN CPA

CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@YAHOO.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

QMIS TBS Capital Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of QMIS TBS Capital Group Corp.  (the "Company") as of December 31, 2021 and 2020, and the related statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/Keith K Zhen CPA

Keith K Zhen CPA

We have served as the Company's auditor since 2019

Brooklyn, New York

April 5, 2022

PCAOB ID: 6673

QMIS TBS CAPITAL GROUP CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Initial deposit for acquisition agreement (Note 10)	$25,000	$25,000
Total Current Assets	25,000	25,000

Total Assets	$25,000	$25,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accrued expenses (Note 6)	$183,458	$135,023
Due to related parties (Note 7)	353,082	66,382
Total Current Liabilities	536,540	201,405

Total Liabilities	536,540	201,405

Commitments and Contingencies (Note 9)	-	-

Shareholders' Equity:
Preferred stock, par value $0.0001, 10,000,000 shares authorized; 0 share issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares and 0 shares issued and outstanding as of December 31, 2021 and 2020	30,000	30,000
Additional paid-in capital	-	-
Retained Earnings (Accumulated deficit)	(541,540)	(206,405)
Total Shareholders' Equity (Deficit)	(511,540)	(176,405)
Total Liabilities and Shareholders' Equity (Deficit)	$25,000	$25,000

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2021	2020

Revenue
Sales	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses
Directors' fees	-	30,000
Management fess	65,000	-
Professional fees	253,526	175,891
Other general and administrative expenses	16,609	90
Total Operating Expenses	335,135	205,981

Loss from Operations	(335,135)	(205,981)

Loss before Provision for Income Tax	(335,135)	(205,981)

Provision for Income Tax	-	-

Net Loss	$(335,135)	$(205,981)

Other comprehensive income (loss)	-	-
Total comprehensive income (loss)	$(335,135)	$(205,981)

Basic and Fully Diluted Loss per Share	$(0.00)	$(0.00)

Weighted average shares outstanding	300,000,000	264,754,098

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

						Retained	Total
	Preferred Stock		Common Stock		Additional	Earnings	Shareholders'
	$0.0001 Par Value		$0.0001 Par Value		Paid-in	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balances at
January 1, 2020	-	$-	-	$-	$-	$(424)	$(424)

Common stock issued for directors' fee	-	-	300,000,000	30,000	-	-	30,000

Net income	-	-	-	-	-	(205,981)	(205,981)

Balances at
December 31, 2020	-	$-	300,000,000	$30,000	$-	$(206,405)	$(176,405)

Net income	-	-	-	-	-	(335,135)	(335,135)

Balances at
December 31, 2021	-	$-	300,000,000	$30,000	$-	$(541,540)	$(511,540)

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2021	2020

Cash Flows from Operating Activities

Net loss	$(335,135)	$(205,981)
Adjustments to reconcile net loss
Stock compensation expenses	-	30,000
Changes in operating assets and liabilities
Increase/(Decrease) in accrued expenses	48,435	135,023
Net cash used by operating activities	(286,700)	(40,958)

Cash Flows from Investing Activities

Initial deposit for acquisition agreement	-	(25,000)
Net cash provided (used) by investing activities	-	(25,000)

Cash Flows from Financing Activities

Proceeds from related parties	286,700	65,958
Net cash provided (used) by financing activities	286,700	65,958

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$-	$-

Supplemental disclosure of non-cash financing activities:
Issuance of 300,000,000 shares of common stock at par value $0.0001 per share for directors' fee	$-	$30,000

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1-ORGANIZATION AND BUSINESS BACKGROUND

QMIS TBS Capital Group Corp. (the “Company”) was incorporated in the state of Delaware on November 21, 2019, under the name TBS Capital Management Group Corp.  The name was changed to QMIS TBS Capital Group Corp. on February 10, 2020. The Company plans to engage in the business of providing financial services.

Note 2-CONTROL BY PRINCIPAL OWNERS

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

Note 3-GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred net losses of $335,135 and $205,981 for the years ended December 31, 2021 and 2020, respectively. In addition, the Company had stockholders' deficits of $511,540 and $176,405 as of December 31, 2021 and 2020, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4-SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

QMIS TBS CAPITAL GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

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

QMIS TBS CAPITAL GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

As of the balance sheet date, the estimated fair values of the financial instruments approximated their fair values due to the short-term nature of these instruments.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs.” The advertising costs were immaterial for the year ended December 31, 2021 and 2020.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” Research and development costs were immaterial for the year ended December 31, 2021 and 2020.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no potentially dilutive securities outstanding (options and warrants) for the year ended December 31, 2021 and 2020.

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

QMIS TBS CAPITAL GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company files federal and state income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2019.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Note 5-CAPITAL STOCK

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

Capital Stock Issued and Outstanding

As of December 31, 2021, and 2020, 300,000,000 shares of common stock were issued and outstanding, respectively, and no shares of preferred stock were issued and outstanding, respectively.

Note 6-ACCRUED EXPENSES

The accrued expenses included mostly the professional service fees related to the Company's efforts of going public. The professional service fees amounted to $253,526 and $175,891 for the years ended December 31, 2021 and 2020, respectively. The accrued expenses were $183,458 and $135,023 as of December 31, 2021 and 2020, respectively.

Note 7-DUE TO RELATED PARTIES

Due to related parties consists of the following:

	December 31, 2021	December 31, 2020

Dr. Yung Kong Chin, CEO, Director	$351,323	$65,418
Dr. Timo Bernd Strattner, Director	$1,759	$964
Total	$353,082	$66,382

QMIS TBS CAPITAL GROUP CORP.

NOTES TO FINANCIAL STATEMENTS

Due to related parties represent temporally short-term loans from Dr. Yung Kong Chin, the Company’s CEO and director, and Dr. Timo Strattner, the Company’s director, to finance the Company’s operation due to lack of cash resources.  There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.  Cash flows from due to related parties are classified as cash flows from financing activities.  In the year ended December 31, 2021 and 2020, the Company borrowed $285,905 and $65,418 from Dr. Chin, respectively; and $795 and $540 from Dr. Strattner, respectively. As of December 31, 2021, the loans due to Dr. Chin amounted to $351,323, and the loans due to Dr. Strattner amounted to $1,759.

Note 8-OFFICE RENTAL EXPENSE

From time to time, the Company’s officers provide office space to the Company for free. However, the Company has not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 for the year ended December 31, 2021 and 2020, respectively.

Note 9-COMMITMENTS AND CONTINGENCIES

The Company adopted ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Note 10-INITIAL DEPOSIT FOR ACQUISITION AGREEMENT

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

Note 11-CONVERTIBLE PROMISSORY NOTE

On October 30, 2020, the Company entered into an agreement to issue a convertible promissory note (the “Note”) in the principal amount of one million five hundred thousand dollars ($1,500,000), to the Chairman of the Board and CEO, Dr. Yung Kong Chin. The Company will pay interest from the date of issuance of the Note on the unpaid principal balance at the annual rate of interest equal to eight percentage (8%) per six months, such principal and interest to be payable on demand. The Note is a general unsecured obligation of the Company. At any time, the unpaid principal amount of the Note and any unpaid interest accrued thereon can be converted into the Company's common stock at $1.50 per share. However, the Note has not been issued and no fund has been made to the Company at the date of this report.  The Company and Dr. Chin anticipate that the Note will be issued in the second quarter of 2022.

Richfield Orion

International, Inc.

FINANCIAL STATEMENTS AND

SUPPLEMENTAL INFORMATION

December 31, 2021

Richfield Orion International, Inc.

2021 FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

CONTENTS
Report of Independent Registered Public Accounting Firm	1 - 2

Financial Statements

Statement of Financial Condition	3

Statement of Operations	4

Statement of Changes in Shareholder's Equity	5

Statement of Cash Flows	6

Notes to Financial Statements	7 - 10

Supplemental Information Pursuant to SEA Rule 17a-5

Schedule I - Computation of Net Capital under Rule 15c3-1 of the Securities and Exchange Commission and Reconciliation with Company's Net Capital Computation	11

Schedule II & III - Computation for Determination of Reserve Requirements and Information Relating To Possession or Control Requirements Under Rule 15c3-3 of the Securities and Exchange Commission	12

Independent Auditor's Report on Applying Agreed-Upon Procedures Related to SIPC Assessment Reconciliation	13

SIPC Assessment Reconciliation From SIPC 7	14-15

Report of Independent Registered Public Accounting Firm on Exemption Report	16

Exemption Report for SEC Rule 15c3-3	17

Sanville & Company CERTIFIED PUBLIC ACCOUNTANTS

ROBERT F. SANVILLE, CPA MICHAEL T. BARANOWSKY, CPA JOHN P. TOWNSEND, CPA NATHANIEL S. HARTGRAVES, CPA	1514 OLD YORK ROAD ABINGTON, PA 19001 (215) 884-8460 · (215) 884-8686 FAX	GOVERNANCE OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

100 WALL STREET 8th FLOOR NEW YORK, NY 10005 (212) 709-9512

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Richfield Orion International, Inc.

Opinion on the Financial Statement

We have audited the accompanying statement of financial condition of Richfield Orion International, Inc. (the Company) as of December 31, 2021, and the related statements of operations, changes in stockholder’s equity and cash flows for the year then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements presents fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Supplemental Information

The supplementary information contained in Schedule I, Computation of Net Capital Under Rule 15c3-1, Schedule II, Computation of Requirements Under Rule 15c3-3 (exemption) and Schedule III Information Relating to the Possession or Control Requirements Under Rule 15c3-3, all under the Rules of the Securities and Exchange Commission have been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The Supplemental Information is the responsibility of the Company’s management. Our audit procedures included determining whether the Supplemental Information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the Supplemental Information. In forming our opinion on the Supplemental Information, we evaluated whether the Supplemental Information, including its form and content, is presented in conformity with 17 C.F.R. § 240.17a-5. In our opinion, the supplementary information contained in Schedule I, Computation of Net Capital Under Rule 15c3-1, Schedule II, Computation of Requirements Under Rule 15c3-3 (exemption) and Schedule III Information Relating to the Possession or Control Requirements Under Rule 15c3-3, all under the Rules of the Securities and Exchange Commission are fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ Sanville & Company

We have served as the Company's auditor since 2020.

Dallas, Texas

March 17, 2022

Richfield Orion International, Inc.
STATEMENT OF FINANCIAL CONDITION

December 31, 2021

Assets

Cash	$50,971
Deposit with clearing firm	17,826
Commissions receivable	30,079
Deposit	2,256
Capital Lease Asset	58,344

Total assets	$159,476

Liabilities and shareholder's equity

Liabilities
Accounts payable	$368
Commissions payable	22,112
Capital lease obligation	58,344

Total liabilities	80,824

Shareholder's equity
Capital Stock, no par value, 100,000 share authorized 1000 shares issued and outstanding	52,589
Additional paid in capital	65,256
Retained earnings	(39,193)
Total shareholder's equity	78,652

Total liabilities and shareholder's equity	$159,476

Richfield Orion International, Inc.
STATEMENT OF OPERATIONS

For the Year Ended December 31, 2021

Revenue
Commission income	$678,116

Total revenue	678,116

Expenses
Commissions and compensation	518,821
Ticket and trade fees	43,600
Occupancy	29,702
Regulatory fees	17,853
Professional fees	15,910
Technology and communications	5,329
Other expenses	6,792

Total expenses	638,007

Net Income	$40,109

RO-4

Richfield Orion International, LLC
STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

For the Year Ended December 31, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Shareholder's Equity
Balance at January 1, 2021	52,589	62,482	(50,860)	64,211

Net Income	-	-	40,109	40,109

Additional paid in capital	-	13,257		13,257

Dividends paid	-	-	(38,925)	(38,925)

Prior Period Adjustments	-	-	-	-

Balance at December 31, 2021	52,589	75,739	(49,676)	78,652

Richfield Orion International, Inc.
STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2021

Cash flows from operating activities
Net Income	$40,109

Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
Increase in Commissions receivable	(30,079)
Decrease in Deposit with clearing firm	41,147
Decrease in Commissions payable	(24,478)

Net cash provided by operating activities	26,699

Cash flows from financing activities

Additional paid in capital	13,257
Dividends paid	(38,925)

Net cash by used in financing activities	(25,668)

Net change in cash and cash equivalents	1,031

Cash beginning of year	49,940

Cash end of year	$50,971

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:

Interest	-

Income Taxes	-

Richfield Orion International, Inc.

Notes to Financial Statements

For the Year Ended December 31, 2021

Note A – Summary of Significant Accounting Policies

The summary of significant accounting policies of Richfield Orion International, Inc. is presented to assist in understanding of the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

Organization

The Company was incorporated on September 1, 1998 under the laws of the State of Colorado.

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

Broker Receivable – Recognition of Bad Debt

The Company monitors and makes allowances for the provision of doubtful accounts where it feels it is justified and warranted.  At year end, based upon historical experience with the Company’s Broker and subsequent events, no allowance for doubtful accounts was required.

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

Richfield Orion International, Inc.

Notes to Financial Statements

For the Year Ended December 31, 2021

Fair Value of Financial Instruments

Financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at an amount that approximates fair value and includes cash and cash equivalents.  Fair values are based on quoted market prices and assumptions concerning the amounts and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.

Subsequent Events

The Company has evaluated events subsequent to the balance sheet date for items requiring recording or disclosure in the financial statements.  The evaluation was performed through March 17, 2022, which is the date of the financial statements were available to be issued.  Based upon this review, the Company is currently in discussions to potentially merge with another company but no formal merger has commenced as of March 17, 2022.

Note B – Broker Receivable

As of December 31, 2021, the outstanding broker receivable was $30,079.  It was the opinion of Company’s management that no allowance for doubtful account was required.

Note C – Capital Lease Asset

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

Richfield Orion International, Inc.

Notes to Financial Statements

For the Year Ended December 31, 2021

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

The components of lease cost for the year ended December 31, 2021 are as follows:

Operating lease cost	$29,702
Variable lease cost	-
Short term lease cost	-
Total lease cost	$29,702

Amounts reported in the consolidated balance sheet as of December 31, 2021 were as follows: Operating leases:

Operating lease ROU assets	$58,344

Operating lease liabilities	58,344

Note D – Net Capital Requirements

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $5,000, as defined under such provisions.  Net Capital and the related net capital ratio may fluctuate on a daily basis.   December 31, 2021 Net Capital was $76,396 leaving excess net capital of $71,396 and 0.29 to 1 aggregated indebtedness.

Note E – Other Commitments and Contingencies

Included in the Company’s clearing agreement with its clearing broker-dealer is an indemnification clause. This clause related to instances where the Company’s customers fail to settle security transactions. In the event this occurs, the Company will indemnify the clearing broker-dealer to the extent of the net loss on the unsettled date. At December 31, 2021, management of the Company has not been notified by the clearing broker-dealer, nor were they otherwise aware of any potential losses relating to this indemnification.

Note F – Income Taxes

The Company with the consent of its shareholder, has elected under the Internal Revenue Code to be an S-Corp for both federal and state income tax purposes.  In lieu of corporate income taxes the shareholders of an S corporation are taxed on their share of the company’s taxable income.  Therefore, no provisions or liability for the federal or state income taxes has been included in financial statements. The Company has adopted provisions of FASB Accounting Standards Codification 740-10, Accounting for Uncertainty in Income Taxes. Under ACS 740-10, the Company is required to evaluate each of its tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective positions. A tax position includes an entity’s status including its status as a pass-through entity and the decision to not file a tax return. The Company has evaluated each of its tax positions and determined that no provision for liability for income tax positions and determined that no provision for liability for income taxes is necessary. The shareholders and Company are generally not subject to US Federal, State, or Local income tax examinations related to the Company’s activities for the tax returns before 2017.

Richfield Orion International, Inc.

SUPPLEMENTAL INFORMATION

December 31, 2021

Schedule I

Computation of Net Capital under Rule 15c3-1

of the Securities and Exchange Commission

Net capital:
Total Member's Equity reflected in Consolidated Statement of Financial Condition	$78,652
Add: Other allowable credits
Less: Non allowable assets
Deposits	(2,256)

Total Non allowable assets	(2,256)

Net capital	76,396

Accounts payable	368
Commissions payable	22,112
Aggregate indebtedness	22,480

Net minimum capital requirement of 6 2/3 % of aggregate indebtedness or $5,000 whichever is greater	5,000

Excess net capital	$71,396

Ratio: Aggregate indebtedness to net capital	0.29 to 1

Reconciliation with Company's Net Capital Computation
(included in Part II of Form X-17A-5)

Net capital as reported in Company's Part II of Form X-17A-5 as of December 31, 2021	$78,652

Less non-allowable deposits	(2,256)

Net capital per above computation	$76,396

Richfield Orion International, Inc.

SUPPLEMENTAL INFORMATION

December 31, 2021

Schedule II & III

Computation for Determination of Reserve Requirements and

Information Relating To Possession or Control Requirements

Under Rule 15c3-3 of the Securities and Exchange Commission

The Company is exempt from Securities Exchange Commission (“SEC”) Rule 15c3-3 pursuant to both the exemptive provisions of sub-paragraph (k)(2)(ii) and is considered a “Non-Covered Firm” from 15c3-3 by relying on footnote 74 to SEC Release 34-70073 and therefore, is not required to maintain a “Special reserve bank account for the Exclusive benefit of customers.”

Sanville & Company CERTIFIED PUBLIC ACCOUNTANTS

ROBERT F. SANVILLE, CPA MICHAEL T. BARANOWSKY, CPA JOHN P. TOWNSEND, CPA NATHANIEL S. HARTGRAVES, CPA	1514 OLD YORK ROAD ABINGTON, PA 19001 (215) 884-8460 · (215) 884-8686 FAX	GOVERNANCE OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

100 WALL STREET 8th FLOOR NEW YORK, NY 10005 (212) 709-9512

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Richfield Orion International, Inc.

We have reviewed management's statements, included in the accompanying Exemption Report, in which Richfield Orion International, Inc. (the Company) stated that:

1.

The Company identified the following provisions of 17 C.F.R. § 240.15c3-3(k) under which the Company claimed an exemption from 17 C.F.R. § 240.15c3-3: Paragraph (k)(2)(ii) (the exemption provisions), and the Company stated that it met the identified exemption provisions throughout the most recent fiscal year without exception;

2.

The Company is also filing this Exemption Report because the Company’s other business activities contemplated by Footnote 74 of the SEC Release No. 34-70073 adopting amendments to 17 C.F.R. § 240.17a-5 are limited to: (1) the private placement of securities; (2) acting as a mutual fund retailer on an application or fully-disclosed basis; (3) broker or dealer selling oil and gas interests; (4) broker or dealer selling variable life insurance or annuities; (5) broker or dealer selling tax shelters or limited partnerships in the secondary market.

3.

The Company (1) did not directly or indirectly receive, hold, or otherwise owe funds or securities for or to customers (other than money or other consideration received and promptly transmitted in compliance with paragraph (a) or (b)(2) of 17 C.F.R. § 240.15c2-4; (2) did not carry accounts of or for customers; and (3) did not carry proprietary accounts of broker-dealers (as defined in 17 C.F.R. § 240.15c3-3), throughout the most recent fiscal year without exception.

The Company's management is responsible for its statements.

Our review was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included inquiries and other required procedures to obtain evidence about the Company’s compliance with the exemption provisions and that the Company’s other business activities were limited to: the private placement of securities; acting as a mutual fund retailer on an application or fully-disclosed basis; broker or dealer selling oil and gas interests; broker or dealer selling variable life insurance or annuities; broker or dealer selling tax shelters or limited partnerships in the secondary market. (1) did not directly or indirectly receive, hold, or otherwise owe funds or securities for or to customers (other than money or other consideration received and promptly transmitted in compliance with paragraph (a) or (b)(2) of 17 C.F.R. § 240.15c2-4 and/or funds received and promptly transmitted for effecting transactions via subscriptions on a subscription-way basis where the funds are payable to the issuer or its agent and not to the Company); (2) did not carry accounts of or for customers; and (3) did not carry proprietary accounts of broker-dealers (as defined in 17 C.F.R. § 240.15c3-3) throughout the most recent fiscal year without exception. A review is substantially less in scope than an examination, the objective of which is the expression of an opinion on management's statements. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to management's statements referred to above for them to be fairly stated, in all material respects, based on the provisions set forth in 17 C.F.R. § 240.15c3-3 and 17 C.F.R. § 240.17a-5.

/s/ Sanville & Company

Dallas, TX

March 17, 2022

RO-13

Richfield Orion International, Inc.

FINANCIAL STATEMENTS AND

SUPPLEMENTAL INFORMATION

December 31, 2020

These financial statements and schedules should be deemed confidential pursuant to Subparagraph (e)(3) of Rule 17a-5 of the Securities Exchange Act of 1934. A Statement of Financial Condition, issued separately, has been filed with the Securities Exchange Commission simultaneously herewith as a Public Document

Richfield Orion International, Inc.
2020 FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION CONTENTS

Report of Independent Registered Public Accounting Firm	1-2
Financial Statements
Statement of Financial Condition	3
Statement of Operations	4
Statement of Changes in Shareholder's Equity	5
Statement of Cash Flows	6
Notes to Financial Statements	7 - 9
Supplemental Information Pursuant to SEA Rule 17a-5
Schedule I - Computation of Net Capital under Rule 15c3-1 of the Securities and Exchange Commission and Reconciliation with Company's Net Capital Computation	10
Report of Independent Registered Public Accounting Firm on Exemption Report	11
Exemption Report for SEC Rule 15c3-3	12

Accounting & Consulting, LLC

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Richfield Orion International, Inc.

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Richfield Orion International, Inc. (the “Company”) as of December 31, 2020, and the related statements of operations, changes in Shareholder’s equity and cash flows for the year then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Supplemental Information

The supplementary information contained in Schedule I, Computation of Net Capital Under Rule 15c3-1 under the Rules of the Securities and Exchange Commission have been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The Supplemental Information is the responsibility of the Company’s management. Our audit procedures included determining whether the Supplemental Information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the Supplemental Information. In forming our opinion on the Supplemental Information, we evaluated whether the Supplemental Information, including its form and content, is presented in conformity with 17 C.F.R. § 240.17a-5. In our opinion, the supplementary information contained in Schedule I, Computation of Net Capital Under Rule 15c3-1  under the Rules of the Securities and Exchange Commission are fairly stated, in all material respects, in relation to the financial statements as a whole.

Our previous report dated March 25, 2021 except as to the Statement of Changes in Shareholder’s Equity and Note G, which was as of May 17, 2021, have been restated as discussed in Note H.

This is our initial year as the auditor for the Company.

This is our initial year as the auditor for the Company.

Dallas, Texas

March 25, 2021, except for the Statement of Changes

in Shareholder’s Equity and Note G whose date is May 17, 2021

RO-2

Richfield Orion International, Inc.

STATEMENT OF FINANCIAL CONDITION

December 31, 2020

Assets

Cash	$49,940
Receivable from clearing organization	58,974
Deposit	2,256
Capital Lease Asset	85,105

Total assets	$196,275

Liabilities and shareholder's equity

Liabilities
Accounts payable	$369
Accrued liabilities	46,590
Capital lease obligation	85,105

Total liabilities	132,064

Shareholder's equity
Capital Stock, no par value, 100,000 share authorized 1000 shares issued and outstanding	52,589

Additional paid in capital	62,482
Accumulated deficit	50,860)
Total shareholder's equity	64,211

Total liabilities and shareholder's equity	$196,275

The accompanying notes are an integral part of these financial statements.

RO-3

Richfield Orion International, Inc.

STATEMENT OF OPERATIONS

For the Year Ended December 31, 2020

Revenue
Commissions	$578,049
Other income	4,828

Total revenue	582,877

Expenses
Commissions and compensation	449,474
Ticket and trade fees	39,300
Occupancy	29,851
Regulatory fees	16,181
Professional fees	16,012
Technology and communications	13,386
Other expenses	4,657

Total expenses	568,861

Net Income	$14,016

The accompanying notes are an integral part of these financial statements.

RO-4

Richfield Orion International, Inc.

STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY

For the Year Ended December 31, 2020

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shareholder's Equity
Balance at January 1, 2020, unadjusted	52,589	62,482	(22,499)	92,572

Recognition of commissions payable	-	-	(33,827)	(33,827)

Balance at January 1, 2020, adjusted	52,589	62,482	(56,326)	58,745

Net Income	-	-	14,016	14,016

Contributions	-	-	42,300	42,300

Distributions	-	-	(50,850)	(50,850)

Balance at December 31, 2020	52,589	62,482	(50,860)	64,211

The accompanying notes are an integral part of these financial statements.

RO-5

Richfield Orion International, Inc.

STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2020

Cash flows from operating activities
Net Income	$14,016

Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:

Receivable from clearing organization	(19,538)
Accrued expenses	12,603

Net cash provided by (used in) operating activities	7,081

Cash flows from financing activities

Member contributions	42,300
Member withdrawals	(50,850)

Net cash provided by (used in) financing activities 5	(8,550)

Net change in cash and cash equivalents 5	(1,469)

Cash beginning of year 5	51,409

Cash end of year 5	$49,940

The accompanying notes are an integral part of these financial statements.

RO-6

Richfield Orion International, Inc.

Notes to Financial Statements

For the Year Ended December 31, 2020

Note A – Summary of Significant Accounting Policies

The summary of significant accounting policies of Richfield Orion International, Inc. is presented to assist in understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.

Organization

The Company was incorporated on September 1, 1998 under the laws of the State of Colorado.

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

Broker Receivable – Recognition of Bad Debt

The Company monitors and makes allowances for the provision of doubtful accounts where it feels it is justified and warranted. At year end, based upon historical experience with the Company’s Broker and subsequent events, no allowance for doubtful accounts was required.

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

RO-7

Richfield Orion International, Inc.

Notes to Financial Statements

For the Year Ended December 31, 2020

Note A – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at an amount that approximates fair value and includes cash and cash equivalents. Fair values are based on quoted market prices and assumptions concerning the amounts and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.

Note B – Capital Lease Asset

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

The components of lease cost for the year ended December 31, 2020 are as follows:

Operating lease cost	$29,851
Variable lease cost	-
Short term lease cost	-
Total lease cost	$29,851

RO-8

Richfield Orion International, Inc.

Notes to Financial Statements

For the Year Ended December 31, 2020

Note B – Capital Lease Asset, continued

Amounts reported in the consolidated balance sheet as of December 31, 2020 were as follows: Operating leases:

Operating lease ROU assets	$85,105

Operating lease liabilities	85,105

Note C – Net Capital Requirements

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, the Company is required to maintain a minimum net capital of $5,000, as defined under such provisions. Net Capital and the related net capital ratio may fluctuate on a daily basis.  December 31, 2020 Net Capital was $61,955 leaving excess net capital of $56,955 and .76% aggregated indebtedness.

Note D – Possession or Control Requirements

The Company does not have any possession or control of customer’s funds or securities. There were no material inadequacies in the procedures followed in adhering to the exemptive provisions of SEC Rule 15c3-3(k)(ii) by promptly transmitting all customer funds to the clearing broker who carries the customer accounts.

Note E – Other Commitments and Contingencies

Included in the Company’s clearing agreement with its clearing broker-dealer is an indemnification clause. This clause related to instances where the Company’s customers fail to settle security transactions. In the event this occurs, the Company will indemnify the clearing broker-dealer to the extent of the net loss on the unsettled date. At December 31, 2020, management of the Company has not been notified by the clearing broker-dealer, nor were they otherwise aware of any potential losses relating to this indemnification.

Note F – Income Taxes

The Company with the consent of its shareholder, has elected under the Internal Revenue Code to be an S-Corp for both federal and state income tax purposes. In lieu of corporate income taxes the shareholders of an S corporation are taxed on their share of the company’s taxable income. Therefore, no provisions or liability for the federal or state income taxes has been included in financial statements. The Company has adopted provisions of FASB Accounting Standards Codification 740-10, Accounting for Uncertainty in Income Taxes. Under ACS 740-10, the Company is required to evaluate each of its tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective positions. A tax position includes an entity’s status including its status as a pass-through entity and the decision to not file a tax return. The Company has evaluated each of its tax positions and determined that no provision for liability for income tax positions and determined that no provision for liability for income taxes is necessary.

RO-9

Richfield Orion International, Inc.

Notes to Financial Statements

For the Year Ended December 31, 2020

Note G – Prior Period Adjustment

Accumulated deficit in shareholder’s equity as of January 1, 2020 was adjusted by $33,827 to correctly reflect the recognition of commissions payable incurred in the prior period. Such adjustment did not have an impact on regulatory net capital, cash flow or net income in the current period.

Note H – Restatement of Financial Statements

The Company restated its previously reported financial statements for the year ended December 31, 2020 and all related disclosures. The restatement of the Company’s financial statements followed a change in the presentation of a prior period misstatement as noted in Note G.

RO-10

Richfield Orion International, Inc.

SUPPLEMENTAL INFORMATION

December 31, 2020

Schedule I

Computation of Net Capital under Rule 15c3-1

of the Securities and Exchange Commission

Net capital:
Total Member's Equity reflected in Consolidated Statement of Financial Condition	$64,211
Less: Non allowable assets
Deposits	(2,256)

Total Non allowable assets	(2,256)

Net capital	61,955

Net minimum capital requirement of 6 2/3 % of aggregate indebtedness of $46,958 or $5,000 whichever is greater	3,131

Excess net capital	$56,955

Reconciliation with Company's Net Capital Computation

(included in Part II of Form X-17A-5)

Net capital as reported in Company's Part II of Form X-17A-5 as of December 31, 2020	$110,642

Deposits	(2,256)

Unaccrued commissions payable	(46,431)

Rounding	-

Net capital per above computation	$61,955

SEE REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

RO-11

Accounting & Consulting, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders’ of Richfield Orion International, Inc.

We have reviewed management's statements, included in the accompanying Exemption Report, in which Richfield Orion International, Inc. (the Company) stated that:

1.

The Company identified the following provisions of 17 C.F.R. § 240.15c3-3(k) under which the Company claimed an exemption from 17 C.F.R. § 240.15c3-3: Paragraph (k)(2)(ii) (the exemption provisions), and the Company stated that it met the identified exemption provisions throughout the most recent fiscal year without exception;

2.

The Company is also filing this Exemption Report because the Company’s other business activities contemplated by Footnote 74 of the SEC Release No. 34-70073 adopting amendments to 17 C.F.R. § 240.17a-5 are limited to: (1) the private placement of securities; (2) acting as a mutual fund retailer on an application or fully-disclosed basis; (3) broker or dealer selling oil and gas interests; (4) broker or dealer selling variable life insurance or annuities; (5) broker or dealer selling tax shelters or limited partnerships in the secondary market.

3.

The Company (1) did not directly or indirectly receive, hold, or otherwise owe funds or securities for or to customers (other than money or other consideration received and promptly transmitted in compliance with paragraph (a) or (b)(2) of 17 C.F.R. § 240.15c2-4; (2) did not carry accounts of or for customers; and (3) did not carry proprietary accounts of broker-dealers (as defined in 17 C.F.R. § 240.15c3-3), throughout the most recent fiscal year without exception.

The Company's management is responsible for its statements.

Our review was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included inquiries and other required procedures to obtain evidence about the Company’s compliance with the exemption provisions and that the Company’s other business activities were limited to: the private placement of securities; acting as a mutual fund retailer on an application or fully-disclosed basis; broker or dealer selling oil and gas interests; broker or dealer selling variable life insurance or annuities; broker or dealer selling tax shelters or limited partnerships in the secondary market.

RO-12

(1) did not directly or indirectly receive, hold, or otherwise owe funds or securities for or to customers (other than money or other consideration received and promptly transmitted in compliance with paragraph (a) or (b)(2) of 17 C.F.R. § 240.15c2-4 and/or funds received and promptly transmitted for effecting transactions via subscriptions on a subscription-way basis where the funds are payable to the issuer or its agent and not to the Company); (2) did not carry accounts of or for customers; and (3) did not carry proprietary accounts of broker-dealers (as defined in 17 C.F.R. § 240.15c3-3) throughout the most recent fiscal year without exception. A review is substantially less in scope than an examination, the objective of which is the expression of an opinion on management's statements. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to management's statements referred to above for them to be fairly stated, in all material respects, based on the provisions set forth in 17 C.F.R. § 240.15c3-3 and 17 C.F.R. § 240.17a-5.

Dallas, TX March 25, 2021

RO-13

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2021

	QMIS TBS CAPITAL GROUP CORP.	RICHFIELD ORION INTERNATIONAL, INC.		Pro Forma Adjustments	Pro Forma Consolidated Balance Sheet
ASSETS
Current Assets:
Cash and cash equivalents	$-	$50,971			$50,971
Receivable from clearing organization	-	47,905			47,905
Contract security deposit	-	2,256			2,256
Initial deposit for acquisition agreement	25,000	-	(b)	(25,000)	-
Total Current Assets	25,000	101,132			101,132

Noncurrent Assets
Right-of-use assets	-	58,344			58,344
Total Noncurrent Assets	-	58,344			58,344

Total Assets	$25,000	$159,476			$159,476

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$-	$368			$368
Accrued liabilities	-	22,112			22,112
Accrued expenses	183,458	-			183,458
Due to related parties	353,082	-			353,082
Operating lease liabilities	-	26,634			26,634
Total Current Liabilities	536,540	49,114			585,654

Noncurrent Liabilities
Operating lease liabilities	-	31,710			31,710
Total Noncurrent Liabilities	-	31,710			31,710

Total Liabilities	536,540	80,824			617,364

Commitments and Contingencies (Note 8)	-	-			-

Shareholders' Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares issued and outstanding	30,000				30,000
Capital Stock, no par value, 100,000 shares authorized; 1,000 shares issued and outstanding	-	52,589	(a)	(52,589)	-
Additional paid-in capital	-	75,739	(a)	52,589
			(b)	(25,000)	103,328
Retained Earnings (Accumulated deficit)	(541,540)	(49,676)			(591,216)
Total Shareholders' Equity (Deficit)	(511,540)	78,652			(457,888)
Total Liabilities and Shareholders' Equity (Deficit)	$25,000	$159,476			$159,476

The accompanying notes are an integral part of these financial statements.

PF-1

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2020

	QMIS TBS CAPITAL GROUP CORP.	RICHFIELD ORION INTERNATIONAL, INC.		Pro Forma Adjustments	Pro Forma Consolidated Balance Sheet
ASSETS
Current Assets:
Cash and cash equivalents	$-	$49,940			$49,940
Receivable from clearing organization	-	58,974			58,974
Contract security deposit	-	2,256			2,256
Initial deposit for acquisition agreement	25,000	-	(b)	(25,000)	-
Total Current Assets	25,000	111,170			111,170

Noncurrent Assets
Right-of-use assets	-	85,105			85,105
Total Noncurrent Assets	-	85,105			85,105

Total Assets	$25,000	$196,275			$196,275

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$-	$369			$369
Accrued liabilities	-	46,590			46,590
Accrued expenses	135,023	-			135,023
Due to related parties	66,382	-			66,382
Operating lease liabilities	-	24,317			24,317
Total Current Liabilities	201,405	71,276			272,681

Noncurrent Liabilities
Operating lease liabilities	-	60,788			60,788
Total Noncurrent Liabilities	-	60,788			60,788

Total Liabilities	201,405	132,064			333,469

Commitments and Contingencies (Note 8)	-	-			-

Shareholders' Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares issued and outstanding	30,000				30,000
Capital Stock, no par value, 100,000 shares authorized; 1,000 shares issued and outstanding	-	52,589	(a)	(52,589)	-
Additional paid-in capital	-	62,482	(a)	52,589
			(b)	(25,000)	90,071
Retained Earnings (Accumulated deficit)	(206,405)	(50,860)			(257,265)
Total Shareholders' Equity (Deficit)	(176,405)	64,211			(137,194)
Total Liabilities and Shareholders' Equity (Deficit)	$25,000	$196,275			$196,275

The accompanying notes are an integral part of these financial statements.

PF-2

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2021

	QMIS TBS CAPITAL GROUP CORP.	RICHFIELD ORION INTERNATIONAL, INC.	Pro Forma Adjustments	Pro Forma Consolidated Statements of Operation

Revenue
Commission income	$-	$678,116		$678,116
Total Revenue	-	678,116		678,116

Operating Expenses
Commissions and compensation	-	518,821		518,821
Ticket and trade fees	-	43,600		43,600
Occupancy	-	29,702		29,702
Regulatory Fees	-	17,853		17,853
Professional fees	253,526	15,910		269,436
Management fees	65,000	-		65,000
Technology and communications	-	5,329		5,329
Other general and administration expenses	16,609	6,792		23,401
Total Operating Expenses	335,135	638,007		973,142

Net Income (Loss) from Operations	(335,135)	40,109		(295,026)

Net Income (Loss) before Provision for Income Tax	(335,135)	40,109		(295,026)

Provision for Income Tax	-	-		-

Net Income (Loss)	$(335,135)	$40,109		$(295,026)

Other comprehensive income (loss)	-	-		-
Total comprehensive income (loss)	$(335,135)	$40,109		$(295,026)

Basic and Fully Diluted Loss per Share				$(0.00)

Weighted average shares outstanding				300,000,000

The accompanying notes are an integral part of these financial statements.

PF-3

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2020

	QMIS TBS CAPITAL GROUP CORP.	RICHFIELD ORION INTERNATIONAL, INC.	Pro Forma Adjustments	Pro Forma Consolidated Statements of Operation

Revenue
Commissions from clearing account	$-	$572,437		$572,437
Direct commissions	-	5,612		5,612
Other income	-	4,828		4,828
Total Revenue	-	582,877		582,877

Operating Expenses
Commissions and compensation	-	449,474		449,474
Ticket and trade fees	-	39,300		39,300
Occupancy	-	29,851		29,851
Regulatory Fees	-	16,181		16,181
Professional fees	175,891	16,012		191,903
Technology and communications	-	13,386		13,386
Directors' fees	30,000	-		30,000
Other general and administration expenses	90	4,657		4,747
Total Operating Expenses	205,981	568,861		774,842

Net Income (Loss) from Operations	(205,981)	14,016		(191,965)

Net Income (Loss) before Provision for Income Tax	(205,981)	14,016		(191,965)

Provision for Income Tax	-	-		-

Net Income (Loss)	$(205,981)	$14,016		$(191,965)

Other comprehensive income (loss)	-	-		-
Total comprehensive income (loss)	$(205,981)	$14,016		$(191,965)

Basic and Fully Diluted Loss per Share				$(0.00)

Weighted average shares outstanding				300,000,000

The accompanying notes are an integral part of these financial statements.

PF-4

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

Note 2-PRO FORMA ASSUMPTIONS AND ADJUSTMENTS

(a)The adjustments were made to reflect the capital structure of the parent company.

(b)The adjustments were made to adjust the initial deposit for acquisition of Richfield, which was paid to Richfield's sole shareholder.

PF-5

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Broker/Dealer Purchase Agreement dated April 30, 2020 (previously filed)

21	Subsidiary of Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS XBRL Instance Document*

101	SCH XBRL Schema Document*

101	CAL XBRL Calculation Linkbase Document*

101	DEF XBRL Definition Linkbase Document*

101	LAB XBRL Labels Linkbase Document*

101	PRE XBRL Presentation Linkbase Document*

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

38

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QMIS TBS CAPITAL GROUP CORP.

Date: April 5, 2022	By:	/s/ Chin, Yung Kong
	Name:	Dr. Chin Yung Kong
	Title:	Chief Executive Officer, (Principal Executive Officer),

Date: April 5, 2022	By:	/s/ Ong Kar Yee
	Name:	Ong Kar Yee
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chin, Yung Kong	Date: April 5, 2022
Dr. Chin Yung Kong, Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Timo Bernd Strattner	Date: April 5, 2022
Dr. Timo Bernd Strattner, Director

/s/ Gu TingTing	Date: April 5, 2022
Gu TingTing, COO, Director

/s/ Pierre Bultez	Date: April 5, 2022
Pierre Bultez, Director

/s/ Ong Kar Yee	Date: April 5, 2022
Ong Kar Yee, Chief Financial Officer (Principal Accounting and Financial Officer)

39