Form 10-Q
period 2022-03-31
QMIS TBS Capital Group Corp.
filed 2022-05-23
CIK 1796160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-238872

QMIS TBS CAPITAL GROUP CORP.
(Exact name of registrant as specified in its charter)

Delaware	32-0619708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 N. BarrancaSt. #1000
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 19, 2022, the issuer had 300,000,000 shares of its common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 5, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

QMIS TBS CAPITAL GROUP CORP.

BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Initial deposit for acquisition agreement (Note 10)	$25,000	$25,000
Total Current Assets	25,000	25,000

Total Assets	$25,000	$25,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses (Note 6)	$157,880	$183,458
Due to related parties (Note 7)	444,282	353,082
Total Current Liabilities	602,162	536,540

Total Liabilities	602,162	536,540

Commitments and Contingencies (Note 9)	-	-

Shareholders’ Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	30,000	30,000
Additional paid-in capital	-	-
Retained Earnings (Accumulated deficit)	(607,162)	(541,540)
Total Shareholders’ Equity (Deficit)	(577,162)	(511,540)
Total Liabilities and Shareholders’ Equity (Deficit)	$25,000	$25,000

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue
Sales	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses
Management fees	20,000	-
Professional fees	43,563	35,305
Other general and administrative expenses	2,059	1,500
Total Operating Expenses	65,622	36,805

Loss from Operations	(65,622)	(36,805)

Loss before Provision for Income Tax	(65,622)	(36,805)

Provision for Income Tax	-	-

Net Loss	$(65,622)	$(36,805)

Other comprehensive income (loss)	-	-
Total comprehensive income (loss)	$(65,622)	$(36,805)

Basic and Fully Diluted Loss per Share	$(0.00)	$-

Weighted average shares outstanding	300,000,000	300,000,000

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

				Retained	Total
	Common Stock		Additional	Earnings	Shareholders’
	$0.0001 Par Value		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balances at
January 1, 2021	300,000,000	$300,000,000	$-	$(206,405)	$(176,405)

Net income	-	-	-	(36,805)	(36,805)

Balances at
March 31, 2021 (Unaudited)	300,000,000	$300,000,000	$-	$(243,210)	$(213,210)

Balances at
January 1, 2022	300,000,000	$300,000,000	$-	$(541,540)	$(511,540)

Net income	-	-	-	(65,622)	(65,622)

Balances at
March 31, 2022 (Unaudited)	300,000,000	$300,000,000	$-	$(607,162)	$(577,162)

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(65,622)	$(36,805)
Adjustments to reconcile net loss
Stock compensation expenses
Changes in operating assets and liabilities
Increase/(Decrease) in accrued expenses	(25,578)	(8,670)
Net cash used by operating activities	(91,200)	(45,475)

Cash Flows from Investing Activities

Initial deposit for acquisition agreement	-	-
Net cash provided (used) by investing activities	-	-

Cash Flows from Financing Activities

Proceeds from related parties	91,200	45,475
Net cash provided (used) by financing activities	91,200	45,475

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$-	$-

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

Note 3-GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $65,622 and $36,805 for the three months ended March 31, 2022 and 2021, respectively. In addition, the Company had stockholders’ deficit of $577,162 and $511,540 at March 31, 2022 and December 31, 2021, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Valuation of Long-Lived assets

“Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs.” The advertising costs were immaterial for the three months ended March 31, 2022 and 2021.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” Research and development costs were immaterial for the three months ended March 31, 2022 and 2021.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2022 and 2021.

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

The Company has accumulated deficit in its operation. Because there is no certainty that the Company will realize taxable income in the future, the Company did not record any deferred tax benefit as a result of these losses.

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

Capital Stock Issued and Outstanding

As of March 31, 2022, and December 31, 2021, 300,000,000 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

Note 6-ACCRUED EXPENSES

The accrued expenses included mostly the professional service fees related to the Company’s efforts of going public. The professional service fees amounted to $43,563 and $35,305 for the three months ended March 31, 2022 and 2021, respectively. The accrued expenses were $157,880 and $183,458 as of March 31, 2022 and December 31, 2021, respectively.

Note 7-DUE TO RELATED PARTIES

Due to related parties consists of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)

Dr. Yung Kong Chin, CEO	$442,523	$351,323
Dr. Timo Strattner, director	1,759	1,759
Total	$444,282	$353,082

Due to related parties represent temporally short-term loans from Dr. Yung Kong Chin, the Company’s CEO, and Dr. Timo Strattner, the Company’s director, to finance the Company’s operation due to lack of cash resources. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from due to related parties are classified as cash flows from financing activities. The Company borrowed $91,200 from Dr. Chin for the three months ended March 31, 2022.

Note 8-OFFICE RENTAL EXPENSE

From time to time, the Company’s officers provide office space to the Company for free. However, the Company has not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 for the three months ended March 31, 2022 and 2021.

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

RICHFIELD ORION INTERNATIONAL, INC.

BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$50,255	$50,971
Receivable from clearing organization	17,764	17,826
Commissions receivable	17,951	30,079
Contract security deposit	2,256	2,256
Total Current Assets	88,226	101,132

Noncurrent Assets
Right-of-use assets (Note B)	54,380	58,344
Total Noncurrent Assets	54,380	58,344

Total Assets	$142,606	$159,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$368	$368
Commissions payable	20,172	22,112
Operating lease liabilities (Note B)	27,237	26,634
Total Current Liabilities	47,777	49,114

Noncurrent Liabilities
Operating lease liabilities (Note B)	27,143	31,710
Total Noncurrent Liabilities	27,143	31,710

Total Liabilities	74,920	80,824

Commitments and Contingencies (Note F)	-	-

Shareholders’ Equity:
Capital Stock, no par value, 100,000 shares authorized; 1,000 shares issued and outstanding	52,589	52,589
Additional paid-in capital	81,539	75,739
Retained Earnings (Accumulated deficit)	(66,442)	(49,676)
Total Shareholders’ Equity (Deficit)	67,686	78,652
Total Liabilities and Shareholders’ Equity (Deficit)	$142,606	$159,476

The accompanying notes are an integral part of these financial statements.

RICHFIELD ORION INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

RICHFIELD ORION INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)

Revenue
Commissions from clearing account	$77,015	$215,797
Direct commissions	1,554	1,445
Total Revenue	78,569	217,242

Operating Expenses
Commissions and compensation	56,802	177,715
Ticket and trade fees	8,150	12,300
Occupancy	7,181	7,324
Regulatory fees	2,667	1,929
Professional fees	13,040	2,660
Technology and communications	1,928	1,689
Other expenses	987	1,629
Total Operating Expenses	90,755	205,246

Net Income (Loss) from Operations	(12,186)	11,996

Net Income (Loss) before Provision for Income Tax	(12,186)	11,996

Provision for Income Tax	-	-

Net Income (Loss)	$(12,186)	$11,996

Other comprehensive income (loss)	-	-
Total comprehensive income (loss)	$(12,186)	$11,996

Basic and Fully Diluted Loss per Share	$(12.19)	$12.00

Weighted average shares outstanding	1,000	1,000

The accompanying notes are an integral part of these financial statements.

RICHFIELD ORION INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

				Retained	Total
	Common Stock		Additional	Earnings	Shareholders’
	no par value		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balances at
January 1, 2022	1,000	$52,589	$75,739	$(49,676)	$78,652

Net income	-	-	-	(12,186)	(12,186)

Contributions	-	-	5,800	-	5,800

Distributions	-	-	-	(4,580)	(4,580)

Balances at
March 31, 2022 (unaudited)	1,000	$52,589	$81,539	$(66,442)	$67,686

Balances at
January 1, 2021	1,000	$52,589	$62,482	$(50,860)	$64,211

Net income	-	-	11,996	-	11,996

Contributions	-	-	-	-	-

Distributions	-	-	-	(11,825)	(11,825)

Balances at March 31, 2021 (unaudited)	1,000	$52,589	$74,478	$(62,685)	$64,382

The accompanying notes are an integral part of these financial statements.

RICHFIELD ORION INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net loss	$(12,186)	$11,996
Adjustments to reconcile net loss
Changes in operating assets and liabilities
(Increase)/Decrease in broker receivable	12,190	12,319
Increase/(Decrease) in commissions payable	(1,940)	(9,280)
Net cash used by operating activities	(1,936)	15,035

Cash Flows from Investing Activities

Net cash provided (used) by investing activities	-	-

Cash Flows from Financing Activities

Member contribution	5,800	-
Member withdrawals	(4,580)	(11,825)
Net cash provided (used) by financing activities	1,220	(11,825)

Increase (decrease) in cash	(716)	3,210
Cash at beginning of period	50,971	49,940
Cash at end of period	$50,255	$53,150

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$-	$-

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

The financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position, results of operations, and cash flows of Richfield for the periods presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the years ending December 31, 2022.

Organization

Richfield was incorporated on September 1, 1998 under the laws of the State of Colorado.

Description of Business

Richfield, located in Castle Rock, CO is a broker and dealer in securities registered with the Securities and Exchange Commission (SEC). Richfield is a member of Financial Industry Regulatory Authority, Inc. (FINRA) and the Municipal Securities Rule Making Board. Richfield is engaged in sale of private placements and alternative investments for which it receives a fee and the facilitation of securities transactions of which it receives commissions.

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

Fair Value Measurements and Disclosures

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

Note B-Lease

Richfield recognizes and measures its leases in accordance with FASB ASC 842, Leases. Richfield is a lessee in a noncancelable operating lease for office space. Richfield determines if an arrangement is a lease or contains a lease, at inception of a contract and when terms of an existing contract are changed. Richfield recognizes a lease liability and a right of use asset at the commencement date of the lease. The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments depend on an index or a rate. The discount rate is the implicit rate if it is readily determinable or otherwise Richfield uses its incremental borrowing rate. The implicit rates of Richfield’s leases are not readily determinable and accordingly, Richfield uses its incremental borrowing rate based on the information available at the date for all leases. Richfield’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow and amount equal to the lease payments under similar terms and in a similar economic environment. The ROU asset is subsequently measured throughout the lease term at the amount of the remeasured lease liability (i.e., present value of the remaining lease payments), plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received, and any impairment recognized. Lease cost for these lease payments is recognized on a straight-line basis over the lease term.

Richfield has elected, for all underlying classes of assets, to not recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement, and do not include an option to purchase the underlying asset that Richfield is reasonably certain to exercise. Richfield recognizes lease cost associated with its short-term leases on a straight-line basis over the lease term.

The components of lease cost for the three months ended March 31, 2022 and 2021, were as follows:

	For the Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)

Operating lease cost	$7,181	$7,324
Variable lease cost	-	-
Short term lease cost	-	-
Total lease cost	$7,181	$7,324

Amounts reported in the balance sheets as follows: Operating leases

	March 31,	December 31,
	2022	2021
	(unaudited)

Operating lease ROU assets	$54,380	$58,344
Operating lease liabilities	$54,380	$58,344

Note D-Net Capital Requirements

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, Richfield is required to maintain a minimum net capital of $5,000, as defined under such provisions. Net Capital and the related net capital ratio may fluctuate on a daily basis. On December 31, 2021, net capital was $76,396 leaving excess net capital of $71,396, and 0.29 to 1 aggregated indebtedness. On March 31, 2022, Net Capital was $65,430 leaving excess net capital of $60,430, and 0.31 to 1 aggregated indebtedness.

Note E-Possession or Control Requirements

Richfield does not have any possession or control of customer’s funds or securities. There were no material inadequacies in the procedures followed in adhering to the exemptive provisions of SEC Rule 15c3-3(k)(ii) by promptly transmitting all customer funds to the clearing broker who carries the customer accounts.

Note F-Recently Issued Accounting Pronouncements

Richfield does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Richfield’s results of operations, financial position, or cash flow.

Note G-Commitments and Contingencies

Included in Richfield’s clearing agreement with its clearing broker-dealer is an indemnification clause. This clause related to instances where Richfield’s customers fail to settle security transactions. In the event this occurs, Richfield will indemnify the clearing broker-dealer to the extent of the net loss on the unsettled date. At March 31, 2022, management of Richfield has not been notified by the clearing broker-dealer, nor were they otherwise aware of any potential losses relating to this indemnification.

Note H-Income Taxes

Richfield with the consent of its shareholder, has elected under the Internal Revenue Code to be an S-Corp for both federal and state income tax purposes. In lieu of corporate income taxes the shareholders of an S-corporation are taxed on their share of Richfield’s taxable income. Therefore, no provisions or liability for the federal or state income taxes has been included in financial statements. Richfield has adopted provisions of FASB Accounting Standards Codification 740-10, Accounting for Uncertainty in Income Taxes. Under ACS 740-10, Richfield is required to evaluate each of its tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective positions. A tax position includes an entity’s status including its status as a pass-through entity and the decision to not file a tax return. Richfield has evaluated each of its tax positions and determined that no provision for liability for income tax positions and determined that no provision for liability for income taxes is necessary.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2022

	QMIS TBS CAPITAL	RICHFIELD ORION		Pro Forma	Consolidated
	GROUP CORP.	INTERNATIONAL, INC.		Adjustments	Balance Sheet
ASSETS
Current Assets:
Cash and cash equivalents	$-	$50,255			$50,255
Receivable from clearing organization	-	35,715			35,715
Contract security deposit	-	2,256			2,256
Initial deposit for acquisition agreement	25,000	-(b	)	(25,000)	-
Total Current Assets	25,000	88,226			88,226

Noncurrent Assets
Right-of-use assets	-	54,380			54,380
Total Noncurrent Assets	-	54,380			54,380

Total Assets	$25,000	$142,606			$142,606

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$-	$368			$368
Accrued liabilities	-	20,172			20,172
Accrued expenses	157,880	-			157,880
Due to related parties	444,282	-			444,282
Operating lease liabilities	-	27,237			27,237
Total Current Liabilities	602,162	47,777			649,939

Noncurrent Liabilities
Operating lease liabilities	-	27,143			27,143
Total Noncurrent Liabilities	-	27,143			27,143

Total Liabilities	602,162	74,920			677,082

Commitments and Contingencies (Note 8)	-	-			-

Shareholders’ Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares issued and outstanding	30,000				30,000
Capital Stock, no par value, 100,000 shares authorized; 1,000 shares issued and outstanding	-	52,589(a	)	(52,589)	-
Additional paid-in capital	-	81,539(a	)	52,589
		(b	)	(25,000)	109,128
Retained Earnings (Accumulated deficit)	(607,162)	(66,442)			(673,604)
Total Shareholders’ Equity (Deficit)	(577,162)	67,686			(534,476)
Total Liabilities and Shareholders’ Equity (Deficit)	$25,000	$142,606			$142,606

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2021

	QMIS TBS CAPITAL	RICHFIELD ORION		Pro Forma	Consolidated
	GROUP CORP.	INTERNATIONAL, INC.		Adjustments	Balance Sheet
ASSETS
Current Assets:
Cash and cash equivalents	$-	$50,971			$50,971
Receivable from clearing organization	-	47,905			47,905
Contract security deposit	-	2,256			2,256
Initial deposit for acquisition agreement	25,000	-	(b)	(25,000)	-
Total Current Assets	25,000	101,132			101,132

Noncurrent Assets
Right-of-use assets	-	58,344			58,344
Total Noncurrent Assets	-	58,344			58,344

Total Assets	$25,000	$159,476			$159,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$-	$368			$368
Accrued liabilities	-	22,112			22,112
Accrued expenses	183,458	-			183,458
Due to related parties	353,082	-			353,082
Operating lease liabilities	-	26,634			26,634
Total Current Liabilities	536,540	49,114			585,654

Noncurrent Liabilities
Operating lease liabilities	-	31,710			31,710
Total Noncurrent Liabilities	-	31,710			31,710

Total Liabilities	536,540	80,824			617,364

Commitments and Contingencies (Note 8)	-	-			-

Shareholders’ Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares issued and outstanding	30,000				30,000
Capital Stock, no par value, 100,000 shares authorized; 1,000 shares issued and outstanding	-	52,589	(a)	(52,589)	-
Additional paid-in capital	-	75,739	(a)	52,589
			(b)	(25,000)	103,328
Retained Earnings (Accumulated deficit)	(541,540)	(49,676)			(591,216)
Total Shareholders’ Equity (Deficit)	(511,540)	78,652			(457,888)
Total Liabilities and Shareholders’ Equity (Deficit)	$25,000	$159,476			$159,476

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2022

	QMIS TBS CAPITAL	RICHFIELD ORION	Pro Forma	Consolidated Statements of
	GROUP CORP.	INTERNATIONAL, INC.	Adjustments	Operation

Revenue
Commissions from clearing account	$-	$215,797		$215,797
Direct commissions	-	1,445		1,445
Total Revenue	-	217,242		217,242

Operating Expenses
Commissions and compensation	-	177,715		177,715
Ticket and trade fees	-	12,300		12,300
Occupancy	-	7,324		7,324
Regulatory Fees	-	1,929		1,929
Professional fees	43,563	2,660		46,223
Management fees	20,000
Technology and communications	-	1,689		1,689
Other general and administration expenses	2,059	1,629		3,688
Total Operating Expenses	65,622	205,246		250,868

Net Income (Loss) from Operations	(65,622)	11,996		(33,626)

Net Income (Loss) before Provision for Income Tax	(65,622)	11,996		(33,626)

Provision for Income Tax	-	-		-

Net Income (Loss)	$(65,622)	$11,996		$(33,626)

Other comprehensive income (loss)	-	-		-
Total comprehensive income (loss)	$(65,622)	$11,996		$(33,626)

Basic and Fully Diluted Loss per Share				$(0.00)

Weighted average shares outstanding				300,000,000

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2021
				Pro Forma
	QMIS TBS CAPITAL	RICHFIELD ORION	Pro Forma	Consolidated Statements of
	GROUP CORP.	INTERNATIONAL, INC.	Adjustments	Operation

Revenue
Commission income	$-	$678,116		$678,116
Total Revenue	-	678,116		678,116

Operating Expenses
Commissions and compensation	-	518,821		518,821
Ticket and trade fees	-	43,600		43,600
Occupancy	-	29,702		29,702
Regulatory Fees	-	17,853		17,853
Professional fees	253,526	15,910		269,436
Management fees	65,000	-		65,000
Technology and communications	-	5,329		5,329
Other general and administration expenses	16,609	6,792		23,401
Total Operating Expenses	335,135	638,007		973,142

Net Income (Loss) from Operations	(335,135)	40,109		(295,026)

Net Income (Loss) before Provision for Income Tax	(335,135)	40,109		(295,026)

Provision for Income Tax	-	-		-

Net Income (Loss)	$(335,135)	$40,109		$(295,026)

Other comprehensive income (loss)	-	-		-
Total comprehensive income (loss)	$(335,135)	$40,109		$(295,026)

Basic and Fully Diluted Loss per Share				$(0.00)

Weighted average shares outstanding				300,000,000

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

Richfield is an independent financial services firm headquartered in Castle Rock, Colorado, and was designed to meet the needs of the discerning investors and independent securities professionals. Richfield conducts transactions in options and general equity trading securities utilizing the trading platform provided by the firm’s clearing broker-dealer, RBC Correspondent Services (“RBC”). All Richfield transactions are done through RBC, and Richfield operates principally in the US markets. Generally, Richfield’s clients are individuals or small company entities. All information concerning our clients is obtained using RBC’s new-client information forms. All clients are reviewed and approved by Richfield’s Chief Compliance Officer. All trading activities are processed through RBC’s trading platform and reviewed daily by Richfield’s trading supervisor.

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

As of the date of this Annual Report, Richfield did not participate in other actions that might be termed as “investment banking,” beyond private placement activities.

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

Through our operation of Richfield, we will be subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. Richfield is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At March 31, 2022, Richfield had net capital of $65,430, which was $60,430 in excess of its required net capital of $5,000.

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $607,162 as of March 31, 2022. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. Our financial statements contain additional note disclosures describing the management’s assessment of our ability to continue as a going concern.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2022, compared to the Three Months Ended March 31, 2021

During the three months ended March 31, 2022, the Company did not generate any revenues, the same as during the three months ended March 31, 2021, as the Company had not generated any revenue since its inception on November 21, 2019.

Operating expenses, including management fees, professional fees, and other general and administrative expenses. In the three months ended March 31, 2022, the operating expenses amounted to $65,622, as compared $36,805 for the three months ended March 31, 2021. The increase in operating expenses primarily attributed to (i) the increase of professional services of $8,258, related to the SEC filings; (ii) the increase in management fees of $20,000 for managing the business operations of Richfield; and (iii) the increase in other general and administrative expenses of $559.

In the three months ended March 31, 2022, the Company incurred net loss of $65,622, compared to net loss of $36,805 for the three months ended March 31, 2021. The increase in the net loss of $28,817 for the three months ended March 31, 2022, was primarily due to the reasons explained above.

Liquidity and Capital Resources

As of March 31, 2022, and December 31, 2021, the Company had a cash balance of $0, as the Company does not keep a bank account and the major shareholder funds the Company’s operations.

Operating Activities

Net cash used in operating activities was $91,200 in the three months ended March 31, 2022, as compared to $45,475 in the three months ended March 31, 2021. The increase was primarily attributable to the operating loss as mentioned above, and the decrease of accrued expenses of $25,578.

Investing Activities

The Company neither generated nor used cash in investing activities during the three months ended March 31, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $91,200 in the three months ended March 31, 2022, compared to $45,475 in the three months ended March 31, 2021. In the current period, the Company needed more loans from its principal executive officer to pay management fee and expenses relating to the SEC filings.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company incurred net losses of $65,622 and $36,805 for the three months ended March 31, 2022 and 2021, respectively. In addition, the Company had stockholders’ deficit of $577,162 and $511,540 as of March 31, 2022 and December 31, 2021, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations of Richfield Orion International, Inc.

Three Months Ended March 31, 2022, compared to three months ended March 31, 2021

During the three months ended March 31, 2022, Richfield had revenues of $78,569 as compared to revenues of $217,242 during the three months ended March 31, 2021. This decrease was mostly attributable to the decrease of $138,782 in commission income, or a 64 % decrease, due to lower transaction-based revenue driven by the current market environment, which had a negative impact on the number of trading volumes in all asset classes.

Operating expenses were $90,755 for the three months ended March 31, 2022, compared to $205,246 in the three months ended March 31, 2021. The decrease is mostly is attributable to the decrease of $120,913 in commission paid, or a 68 % decrease, due to the decrease in deals transacted driven by the current market environment, offset by an increase of $10,308 in professional fees.

Net loss for the three months ended March 31, 2022 was $12,186, compared to a net income of $11,996 in the three months ended March 31, 2021. The loss was primarily due to the decrease in deals transacted driven by the current market environment.

Liquidity and Capital Resources of Richfield Orion International, Inc.

As of March 31, 2022, Richfield had cash and cash equivalents of $50,255, compared to $53,150 at March 31 2021. The decrease is mostly due to the loss in the three months ended March 31, 2022.

Operating Activities

Net cash used in operating was $1,936 in the three months ended March 31, 2022, as compared to $15,035 provided in the three months ended March 31,2021. The decrease is mostly due to the loss in the three months ended March 31, 2021, offset by a decrease of $7,340 in cash outflow caused by decreased in commissions payable.

Investing Activities

Richfield neither generated nor used cash in investing activities during the three months ended March 31, 2022 and 2021.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2022, was $1,220, compared to cash used by financing activities of $11,825 in the three months ended March 31, 2021, which primarily consisted of member contribution. Richfield distributed less funds to its member in 2022. Richfield needed capital contribution from its member to maintain its business in 2022.

Item 3. Qualitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Based upon that evaluation, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, many of which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) inadequate control activities and monitoring processes over financial reporting. Management will continue to work to improve the Company’s disclosure controls and procedures throughout 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 20, 2022

	By:	/s/ Yung Kong Chin
Yung Kong Chin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ong Kar Yee
Ong Kar Yee
Chief Financial Officer
(Principal Financial Officer)

