Form 10-Q
period 2022-06-30
QMIS TBS Capital Group Corp.
filed 2022-08-15
CIK 1796160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

________________________________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 15, 2022, the issuer had 300,000,000 shares of its common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 5, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QMIS TBS CAPITAL GROUP CORP.

BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Initial deposit for acquisition agreement (Note 10)	$25,000	$25,000
Total Current Assets	25,000	25,000

Total Assets	$25,000	$25,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accrued expenses (Note 6)	$209,418	$183,458
Due to related parties (Note 7)	445,885	353,082
Total Current Liabilities	655,303	536,540

Total Liabilities	655,303	536,540

Commitments and Contingencies (Note 9)	-	-

Shareholders' Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	30,000	30,000
Additional paid-in capital	-	-
Retained Earnings (Accumulated deficit)	(660,303)	(541,540)
Total Shareholders' Equity (Deficit)	(630,303)	(511,540)
Total Liabilities and Shareholders' Equity (Deficit)	$25,000	$25,000

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Management fees	10,000	-	30,000	-
Professional fees	36,956	69,331	80,519	104,636
Other general and administrative expenses	6,185	-	8,244	1,500
Total Operating Expenses	53,141	69,331	118,763	106,136

Loss from Operations	(53,141)	(69,331)	(118,763)	(106,136)

Loss before Provision for Income Tax	(53,141)	(69,331)	(118,763)	(106,136)

Provision for Income Tax	-	-	-	-

Net Loss	$(53,141)	$(69,331)	$(118,763)	$(106,136)

Other comprehensive income (loss)	-	-	-	-
Total comprehensive income (loss)	$(53,141)	$(69,331)	$(118,763)	$(106,136)

Basic and Fully Diluted Loss per Share	$(0.00)	$-	$(0.00)	$-

Weighted average shares outstanding	300,000,000	300,000,000	300,000,000	300,000,000

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

				Retained	Total
	Common Stock		Additional	Earnings	Shareholders'
	$0.0001 Par Value		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balances at
January 1, 2022	300,000,000	300,000,000	-	(541,540)	(511,540)

Net income	-	-	-	(65,622)	(65,622)

Balances at
March 31, 2022 (Unaudited)	300,000,000	300,000,000	-	(607,162)	(577,162)

Net income	-	-	-	(53,141)	(53,141)

Balances at
June 30, 2022 (Unaudited)	300,000,000	300,000,000	-	(660,303)	(630,303)

Balances at
January 1, 2021	300,000,000	300,000,000	-	(206,405)	(176,405)

Net income	-	-	-	(36,805)	(36,805)

Balances at
March 31, 2021 (Unaudited)	300,000,000	300,000,000	-	(243,210)	(213,210)

Net income	-	-	-	(69,331)	(69,331)

Balances at
June 30, 2021 (Unaudited)	300,000,000	300,000,000	-	(312,541)	(282,541)

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(118,763)	$(106,136)
Adjustments to reconcile net loss
Stock compensation expenses
Changes in operating assets and liabilities
Increase/(Decrease) in accrued expenses	25,960	53,266
Net cash used by operating activities	(92,803)	(52,870)

Cash Flows from Investing Activities

Initial deposit for acquisition agreement	-	-
Net cash provided (used) by investing activities	-	-

Cash Flows from Financing Activities

Proceeds from related parties	92,803	52,870
Net cash provided (used) by financing activities	92,803	52,870

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$-	$-

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

Note 3-GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses of $118,763 and $106,136 for the six months ended June 30, 2022 and 2021, respectively. In addition, the Company had stockholders’ deficit of $630,303 and $511,540 at June 30, 2022 and December 31, 2021, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, as not all disclosures required by the GAAP for annual financial statements are presented. The interim condensed financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2021.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs.” The advertising costs were immaterial for the six months ended June 30, 2022 and 2021.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” Research and development costs were immaterial for the six months ended June 30, 2022 and 2021.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no potentially dilutive securities outstanding (options and warrants) for the six months ended June 30, 2022 and 2021.

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

Capital Stock Issued and Outstanding

As of June 30, 2022 and December 31, 2021, 300,000,000 shares of common stock were issued and outstanding, no shares of preferred stock were issued and outstanding.

Note 6-ACCRUED EXPENSES

The accrued expenses included mostly the professional service fees related to the Company’s SEC filings. The professional service fees amounted to $80,519 and $104,636 for the six months ended June 30, 2022 and 2021, respectively. The accrued expenses were $209,418 and $183,458 as of June 30, 2022, and December 31, 2021, respectively.

Note 7-DUE TO RELATED PARTIES

Due to related parties consists of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)

Dr. Yung Kong Chin, CEO	$444,126	$351,323
Dr. Timo Strattner, director	1,759	1,759
Total	$445,885	$353,082

Due to related parties represent temporally short-term loans from Dr. Yung Kong Chin, the Company’s CEO, and Dr. Timo Strattner, the Company’s director, to finance the Company’s operation due to lack of cash resources.  There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.  Cash flows from due to related parties are classified as cash flows from financing activities.  The Company borrowed $92,803 from Dr. Chin for the six months ended June 30, 2022. In the six months ended June 30, 2021, the Company borrowed $52,075 for Dr. Chin, and $795 from Dr. Strattner.

Note 8-OFFICE RENTAL EXPENSE

From time to time, the Company’s officers provide office space to the Company for free. However, the Company has not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 for the six months ended June 30, 2022 and 2021.

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

Note 11-CONVERTIBLE PROMISSORY NOTE

On October 30, 2020, the Company entered into an agreement to issue a convertible promissory note (the “Note”) in the principal amount of one million five hundred thousand dollars ($1,500,000), to the Chairman of the Board and CEO, Dr. Yung Kong Chin. The Company will pay interest from the date of issuance of the Note on the unpaid principal balance at the annual rate of interest equal to eight percentage (8%) per six months, such principal and interest to be payable on demand. The Note is a general unsecured obligation of the Company. At any time, the unpaid principal amount of the Note and any unpaid interest accrued thereon can be converted into the Company’s common stock at $1.50 per share. However, the Note has not been issued and no fund has been made to the Company at the date of this report.  The Company and Dr. Chin anticipate that the Note will be issued in the third quarter of 2022.

RICHFIELD ORION INTERNATIONAL, INC.

BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$51,198	$50,971
Receivable from clearing organization	200	17,826
Commissions receivable	13,946	30,079
Contract security deposit	2,256	2,256
Total Current Assets	67,600	101,132

Noncurrent Assets
Right-of-use assets (Note B)	47,734	58,344
Total Noncurrent Assets	47,734	58,344

Total Assets	$115,334	$159,476

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$368	$368
Commissions payable	11,687	22,112
Operating lease liabilities (Note B)	27,853	26,634
Total Current Liabilities	39,908	49,114

Noncurrent Liabilities
Operating lease liabilities (Note B)	19,881	31,710
Total Noncurrent Liabilities	19,881	31,710

Total Liabilities	59,789	80,824

Commitments and Contingencies (Note F)	-	-

Shareholders' Equity:
Capital Stock, no par value, 100,000 shares authorized;
1,000 shares issued and outstanding	52,589	52,589
Additional paid-in capital	109,839	75,739
Retained Earnings (Accumulated deficit)	(106,883)	(49,676)
Total Shareholders' Equity (Deficit)	55,545	78,652
Total Liabilities and Shareholders' Equity (Deficit)	$115,334	$159,476

RICHFIELD ORION INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue
Commissions from clearing account	$36,057	$140,564	$113,072	$356,361
Direct commissions	1,359	11,057	2,913	12,502
Total Revenue	37,416	151,621	115,985	368,863

Operating Expenses
Commissions and compensation	33,448	118,226	90,250	295,941
Ticket and trade fees	5,800	12,300	13,950	24,600
Occupancy	7,848	7,260	15,029	14,584
Regulatory fees	4,289	1,351	6,956	3,280
Professional fees	17,309	2,250	30,349	4,910
Technology and communications	1,280	1,319	3,208	3,008
Other expenses	483	1,625	1,470	3,254
Total Operating Expenses	70,457	144,331	161,212	349,577

Net Income (Loss) from Operations	(33,041)	7,290	(45,227)	19,286

Net Income (Loss) before Provision for Income Tax	(33,041)	7,290	(45,227)	19,286

Provision for Income Tax	-	-	-	-

Net Income (Loss)	$(33,041)	$7,290	$(45,227)	$19,286

Other comprehensive income (loss)	-	-	-	-
Total comprehensive income (loss)	$(33,041)	$7,290	$(45,227)	$19,286

Basic and Fully Diluted Loss per Share	$(33.04)	$7.29	$(45.23)	$19.29

Weighted average shares outstanding	1,000	1,000	1,000	1,000

RICHFIELD ORION INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

				Retained	Total
	Common Stock		Additional	Earnings	Shareholders'
	no par value		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balances at
January 1, 2022	1,000	$52,589	$75,739	$(49,676)	$78,652

Net income	-	-	-	(12,186)	(12,186)

Contributions	-	-	5,800	-	5,800

Distributions	-	-	-	(4,580)	(4,580)

Balances at
March 31, 2022 (unaudited)	1,000	$52,589	$81,539	$(66,442)	$67,686

Net income	-	-	-	(33,041)	(33,041)

Contributions	-	-	28,300	-	28,300

Distributions	-	-	-	(7,400)	(7,400)

Balances at
June 30, 2022 (unaudited)	1,000	$52,589	$109,839	$(106,883)	$630,303

Balances at
January 1, 2021	1,000	$52,589	$62,482	$(50,860)	$64,211

Net income	-	-	-	11,996	11,996

Contributions	-	-	-	-	-

Distributions	-	-	-	(11,825)	(11,825)

Balances at
March 31, 2021 (unaudited)	1,000	$52,589	$62,482	$(50,689)	$64,382

Net income	-	-	-	7,290	7,290

Contributions	-	-	-	-	-

Distributions	-	-	-	(9,150)	(9,150)

Balances at
June 30, 2021 (unaudited)	1,000	$52,589	$62,482	$(52,549)	$62,522

RICHFIELD ORION INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net loss	$(45,227)	$19,286
Adjustments to reconcile net loss
Changes in operating assets and liabilities
(Increase)/Decrease in broker receivable	33,759	12,319
Increase/(Decrease) in commissions payable	(10,425)	(9,280)
Net cash used by operating activities	(21,893)	22,325

Cash Flows from Investing Activities

Net cash provided (used) by investing activities	-	-

Cash Flows from Financing Activities

Member contribution	34,100	-
Member withdrawals	(11,980)	(20,975)
Net cash provided (used) by financing activities	22,120	(20,975)

Increase (decrease) in cash	227	1,350
Cash at beginning of period	50,971	49,940
Cash at end of period	$51,198	$51,290

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$-	$-

RICHFIELD ORION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS  - TO BE UPDATED

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

The financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position, results of operations, and cash flows of Richfield for the periods presented. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the years ending December 31, 2022.

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

Method of Accounting

Richfield's policy is to prepare its financial statements on the accrual basis of accounting, and accordingly, reflect all significant receivables, payables, and other liabilities.

Cash and Cash Equivalents

Richfield considers as cash all short-term investments with an original maturity of three months or less to be cash equivalents.

Broker Receivable

Richfield monitors and makes allowances for the provision of doubtful accounts where it feels it is justified and warranted. At period end, based upon historical experience with Richfield's Broker and subsequent events, no allowance for doubtful accounts was required.

Revenue Recognition

Richfield adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606, which requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that Richfield (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) Richfield satisfies the performance obligation.

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

Note B-Lease

Richfield recognizes and measures its leases in accordance with FASB ASC 842, Leases. Richfield is a lessee in a noncancelable operating lease for office space. Richfield determines if an arrangement is a lease or contains a lease, at inception of a contract and when terms of an existing contract are changed. Richfield recognizes a lease liability and a right of use asset at the commencement date of the lease. The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments depend on an index or a rate. The discount rate is the implicit rate if it is readily determinable or otherwise Richfield uses its incremental borrowing rate. The implicit rates of Richfield’s leases are not readily determinable and accordingly, Richfield uses its incremental borrowing rate based on the information available at the date for all leases. Richfield's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow and amount equal to the lease payments under similar terms and in a similar economic environment. The ROU asset is subsequently measured throughout the lease term at the amount of the remeasured lease liability (i.e., present value of the remaining lease payments), plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received, and any impairment recognized. Lease cost for these lease payments is recognized on a straight-line basis over the lease term.

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

The components of lease cost for the six months ended June 30, 2022 and 2021 as follows:

	For the Six Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)

Operating lease cost	$15,029	$14,584
Variable lease cost	-	-
Short term lease cost	-	-
Total lease cost	$15,029	$14,584

Amounts reported in the balance sheets as follows: Operating leases

	June 30,	December 31,
	2022	2021
	(unaudited)

Operating lease ROU assets	$47,734	$58,344
Operating lease liabilities	$47,734	$58,344

Note D-Net Capital Requirements

Pursuant to the net capital provisions of Rule 15c3-1 of the Securities and Exchange Act of 1934, Richfield is required to maintain a minimum net capital of $5,000, as defined under such provisions. Net Capital and the related net capital ratio may fluctuate on a daily basis. On December 31, 2021, net capital was $76,396 leaving excess net capital of $71,396, and 0.29 to 1 aggregated indebtedness. On June 30, 2022, Net Capital was $53,289 leaving excess net capital of $48,289, and 0.23 to 1 aggregated indebtedness.

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

Note F-Recently Issued Accounting Pronouncements

Richfield does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Richfield's results of operations, financial position, or cash flow.

Note G-Commitments and Contingencies

Included in Richfield's clearing agreement with its clearing broker-dealer is an indemnification clause. This clause related to instances where Richfield's customers fail to settle security transactions. In the event this occurs, Richfield will indemnify the clearing broker-dealer to the extent of the net loss on the unsettled date. At June 30, 2022, management of Richfield has not been notified by the clearing broker-dealer, nor were they otherwise aware of any potential losses relating to this indemnification.

Note H-Income Taxes

Richfield with the consent of its shareholder, has elected under the Internal Revenue Code to be an S-Corp for both federal and state income tax purposes. In lieu of corporate income taxes the shareholders of an S /corporation are taxed on their share of Richfield 's taxable income. Therefore, no provisions or liability for the federal or state income taxes has been included in financial statements. Richfield has adopted provisions of FASB Accounting Standards Codification 740-10, Accounting for Uncertainty in Income Taxes. Under ACS 740-10, Richfield is required to evaluate each of its tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective positions. A tax position includes an entity's status including its status as a pass-through entity and the decision to not file a tax return. Richfield has evaluated each of its tax positions and determined that no provision for liability for income tax positions and determined that no provision for liability for income taxes is necessary.

Richfield accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting."  Richfield has determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during Richfield's fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2022

	QMIS TBS CAPITAL	RICHFIELD ORION INTERNATIONAL,		Pro Forma	Pro Forma Consolidated
	GROUP CORP.	INC.		Adjustments	Balance Sheet
ASSETS
Current Assets:
Cash and cash equivalents	$-	$51,198			$51,198
Receivable from clearing organization	-	14,146			14,146
Contract security deposit	-	2,256			2,256
Initial deposit for acquisition agreement	25,000	-	(b)	(25,000)	-
Total Current Assets	25,000	67,600			67,600

Noncurrent Assets
Right-of-use assets	-	47,734			47,734
Total Noncurrent Assets	-	47,734			47,734

Total Assets	$25,000	$115,334			$115,334

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$-	$368			$368
Accrued liabilities	-	11,687			11,687
Accrued expenses	209,418	-			209,418
Due to related parties	445,885	-			445,885
Operating lease liabilities	-	27,853			27,853
Total Current Liabilities	655,303	39,908			695,211

Noncurrent Liabilities
Operating lease liabilities	-	19,881			19,881
Total Noncurrent Liabilities	-	19,881			19,881

Total Liabilities	655,303	59,789			715,092

Commitments and Contingencies (Note 8)	-	-			-

Shareholders' Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized;
300,000,000 shares issued and outstanding	30,000				30,000
Capital Stock, no par value, 100,000 shares authorized;
1,000 shares issued and outstanding	-	52,589	(a)	(52,589)	-
Additional paid-in capital	-	109,839	(a)	52,589
			(b)	(25,000)	137,428
Retained Earnings (Accumulated deficit)	(660,303)	(106,883)			(767,186)
Total Shareholders' Equity (Deficit)	(630,303)	55,545			(599,758)
Total Liabilities and Shareholders' Equity (Deficit)	$25,000	$115,334			$115,334

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2021

	QMIS TBS CAPITAL	RICHFIELD ORION INTERNATIONAL,		Pro Forma	Consolidated
	GROUP CORP.	INC.		Adjustments	Balance Sheet
ASSETS
Current Assets:
Cash and cash equivalents	$-	$50,971			$50,971
Receivable from clearing organization	-	47,905			47,905
Contract security deposit	-	2,256			2,256
Initial deposit for acquisition agreement	25,000	-	(b)	(25,000)	-
Total Current Assets	25,000	101,132			101,132

Noncurrent Assets
Right-of-use assets	-	58,344			58,344
Total Noncurrent Assets	-	58,344			58,344

Total Assets	$25,000	$159,476			$159,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$-	$368			$368
Accrued liabilities	-	22,112			22,112
Accrued expenses	183,458	-			183,458
Due to related parties	353,082	-			353,082
Operating lease liabilities	-	26,634			26,634
Total Current Liabilities	536,540	49,114			585,654

Noncurrent Liabilities
Operating lease liabilities	-	31,710			31,710
Total Noncurrent Liabilities	-	31,710			31,710

Total Liabilities	536,540	80,824			617,364

Commitments and Contingencies (Note 8)	-	-			-

Shareholders’ Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares issued and outstanding	30,000				30,000
Capital Stock, no par value, 100,000 shares authorized; 1,000 shares issued and outstanding	-	52,589	(a)	(52,589)	-
Additional paid-in capital	-	75,739	(a)	52,589
			(b)	(25,000)	103,328
Retained Earnings (Accumulated deficit)	(541,540)	(49,676)			(591,216)
Total Shareholders’ Equity (Deficit)	(511,540)	78,652			(457,888)
Total Liabilities and Shareholders’ Equity (Deficit)	$25,000	$159,476			$159,476

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2022

	QMIS TBS CAPITAL	RICHFIELD ORION INTERNATIONAL,	Pro Forma	Pro Forma Consolidated Statements of
	GROUP CORP.	INC.	Adjustments	Operation

Revenue
Commissions from clearing account	$-	$113,072		$113,072
Direct commissions	-	2,913		2,913
Total Revenue	-	115,985		115,985

Operating Expenses
Commissions and compensation	-	90,250		90,250
Ticket and trade fees	-	13,950		13,950
Occupancy	-	15,029		15,029
Regulatory Fees	-	6,956		6,956
Professional fees	80,519	30,349		110,868
Management fees	30,000	-		30,000
Technology and communications	-	3,208		3,208
Other general and administration expenses	8,244	1,470		9,714
Total Operating Expenses	118,763	161,212		279,975

Net Income (Loss) from Operations	(118,763)	(45,227)		(163,990)

Net Income (Loss) before Provision for Income Tax	(118,763)	(45,227)		(163,990)

Provision for Income Tax	-	-		-

Net Income (Loss)	$(118,763)	$(45,227)		$(163,990)

Other comprehensive income (loss)	-	-		-
Total comprehensive income (loss)	$(118,763)	$(45,227)		$(163,990)

Basic and Fully Diluted Loss per Share				$(0.00)

Weighted average shares outstanding				300,000,000

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

NOTES TO THE UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS  - TO BE UPDATED

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

Business Overview

The Company was incorporated by Dr. Timo Strattner, our former Chief Financial Officer. The business plan of the Company at the time of formation initially was two-pronged: first, to raise initial capital to acquire a US-based registered broker dealer firm; and second, to work with foreign businesses to help provide access to the US capital markets, either through business combination transactions, assistance with US-based securities offerings, or other transactions structures. Dr. Strattner has worked in the financial markets as an asset and fund manager, sales trader in equity and derivatives, and as a securities analyst. He also has served in various interim executive roles with international exposure as turnaround and growth specialist. Dr. Strattner brought his connections to markets in the UK and Hong Kong to the Company, as well as his background in equities and derivatives trading.

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

Richfield is an independent financial services firm headquartered in Castle Rock, Colorado, and was designed to meet the needs of the discerning investors and independent securities professionals. Richfield conducts transactions in options and general equity trading securities utilizing the trading platform provided by the firm’s clearing broker-dealer, RBC Correspondent Services (“RBC”). All Richfield transactions are done through RBC, and Richfield operates principally in the US markets. Generally, Richfield’s clients are individuals or small company entities. All information concerning Richfield’s clients is obtained using RBC’s new-client information forms. All clients are reviewed and approved by Richfield’s Chief Compliance Officer. All trading activities are processed through RBC’s trading platform and reviewed daily by Richfield’s trading supervisor.

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

Through our operation of Richfield, we will be subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. Richfield is subject to the SEC’s Uniform Net Capital Rule (Rule 15c3-1), which, among other things, requires the maintenance of minimum net capital. At June 30, 2022, Richfield had net capital of $53,289, which was $48,289 in excess of its required net capital of $5,000.

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $630,303 as of June 30, 2022. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. Our financial statements contain additional note disclosures describing the management’s assessment of our ability to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2022, compared to the Three Months Ended June 30, 2021

During the three months ended June 30, 2022, the Company did not generate any revenues, the same as during the six months ended June 30, 2021, as the Company had not generated any revenue since its inception on November 21, 2019.

Operating expenses, including management fees, professional fees, and other general and administrative expenses.  Our operating expenses decreased by 16,190, or 30.5% to $53,141 in the three months ended June 30, 2022 from $69,331in the three months ended June 30, 2021. The decrease was primarily attributable to the decrease of $32,375, or 87.6% in the professional fees as our Form S-1 became effective in July 2021, offset by an increase in management fee of $10,000 paid to the management of Richfield.

During the three months ended June 30, 2022, the Company incurred net loss of $53,141, compared to net loss of $69,331 during the three months ended June 30, 2021. The decrease in the net loss of $16,190, or 30.5% for the three months ended June 30, 2022, was due to the decrease of professional services for the SEC filings.

Six Months Ended June 30, 2022, compared to the Six Months Ended June 30, 2021

During the six months ended June 30, 2022, the Company generated revenues of $0, the same as during the six months ended June 30, 2021, as the Company had not generated any revenue since its inception on November 21, 2019.

Operating expenses, including management fees, professional fees, and other general and administrative expenses. Our operating expenses increased by 12,627, or 11.9% to $118,763 in the six months ended June 30, 2022 from $106,136 in the six months ended June 30, 2021. The increase was primarily attributable to an increase in management fees of $30,000 paid to the management of Richfield, offset by a decrease of $24,117, or 23.0% in the professional fees as our Form S-1 became effective in July 2021.

During the six months ended June 30, 2022, the Company incurred net loss of $118,763 compared to net loss of $ 106,136 during the six months ended June 30, 2021. The increase in the net loss of $12,627 for the six months ended June 30, 2022, was due to the factors mentioned above.

Liquidity and Capital Resources

As of June 30, 2022, and December 31, 2021, the Company had a cash balance of $0, as the Company does not keep a bank account and the major shareholder has funded the Company’s operations to date.

Operating Activities

Net cash used in operating activities was $92,803 during the six months ended June 30, 2022, compared to $52,870 in the six months ended June 30, 2021. The increase was primarily attributable to the operating loss as mentioned above, and the decrease in cash inflow on accrued expenses of $27,306.

Investing Activities

The Company neither generated nor used cash in investing activities during the six months ended June 30, 2022, and 2021.

Financing Activities

Net cash provided by financing activities was $92,803 in the six months ended June 30, 2022, compared to $52,870 in the six months ended June 30, 2021. In the current period, the Company needed more loans from its principal officer to pay management fees and expenses relating to the Company’s SEC filings.

As of June 30, 2021, we had cash and cash equivalents of $0. We have historically financed our operations primarily through debt and equity investments from shareholders and directors. The Company cannot make any guarantee that it will be successful in obtaining funding from any sources or any additional financing or that the terms will be favorable to the Company.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company incurred net losses of $118,763 and $106,136 for the six months ended June 30, 2022 and 2021, respectively. In addition, the Company had stockholders’ deficit of $630,303 and $511,540 as of June 30, 2022, and December 31, 2021, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations of Richfield Orion International, Inc.

Three Months Ended June 30, 2022, compared to three months ended June 30, 2021

During the three months ended June 30, 2022, Richfield had revenues of $37,416 as compared to revenues of $151,621 during the three months ended June 30, 2021. This decrease is mostly attributable to the decrease of $114,205 in commission income, or a 75% decrease, due to lower transaction-based revenue driven by the current market environment, which had a negative impact on the number of trading volumes in all asset classes.

Operating expenses were $70,457 for the three months ended June 30, 2022, compared to $144,331 in the three months ended June 30, 2021. The decrease is mostly attributable to the decrease of $84,778 in commission paid, or a 72% decrease, due to the decrease in deals transacted driven by the current market environment, offset by an increase of $15,059 in professional fees.

Net loss for the three months ended June 30, 2022, was $ 33,041, compared to a net income of $7,290 in the three months ended June 30, 2021. The loss was primarily due to the decrease in deals transacted driven by the current market environment.

Six Months Ended June 30, 2022, compared to six months ended June 30, 2021

During the six months ended June 30, 2022, Richfield had revenues of $115,985 as compared to revenues of $368,863 during the six months ended June 30, 2021. This decrease is mostly attributable to the decrease of $252,878 in commission income, or a 69% decrease, due to the decrease in deals transacted driven by the current market environment.

Operating expenses were $161,212 for the six months ended June 30, 2022, compared to $349,577 in the six months ended June 30,2021. The decrease is mostly attributable to the decrease of $205,691 in commission paid, or a 70% decrease, due to the decrease in deals transacted driven by the current market environment, The decrease in commission was partially offset by increase in professional fees by $25,439, or 518% increase.

Net loss for the six months ended June 30, 2022, was $45,227, compared to a net income of $19,286 in the six months ended June 30, 2021. The loss was primarily due to the decrease in deals transacted driven by the current market environment.

Liquidity and Capital Resources of Richfield Orion International, Inc.

As of June 30, 2022, Richfield had cash of $51,198, including restricted cash of $50,000.

Operating Activities

Net cash used in operating was $21,893 in the six months ended June 30, 2022, as compared to net cash of $22,325 provided in the six months ended June 30, 2021. The cash outflow in the six months ended June 30, 2022 is mostly due to the loss in the six months ended June 30, 2022 and the cash outflow on accrued expenses of $10,425, partially offset by the cash inflow on broker receivable of $33,759. The cash inflow in the six months ended June 30, 2021 is mostly due to the net income in the six months ended June 30, 2021 and the cash inflow on broker receivable of $12,319, partially offset by the cash outflow on accrued expenses of $9,280.

Investing Activities

Richfield neither generated nor used cash in investing activities during the six months ended June 30, 2022 and 2021.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2022 was $22,120, compared to cash used by financing activities of $20,975 in the six months ended June 30, 2021. While Richfield had a net income and made capital distribution of $20,975 to the member in the six months ended June 30, 2021, Richfield needed capital contributions of $34,100 from its member to maintain its business in the six months ended June 30, 2022, due to a loss.

Item 3. Qualitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 15, 2022

	By:	/s/ Yung Kong Chin
Yung Kong Chin
Chief Executive Officer
(Principal Executive Officer)
Dated: August 15, 2022
	By:	/s/ Ong Kar Yee
Ong Kar Yee
Chief Financial Officer
(Principal Financial Officer)

