Form 10-Q
period 2022-09-30
QMIS TBS Capital Group Corp.
filed 2022-11-14
CIK 1796160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2022, the issuer had 300,000,000 shares of its common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 5, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QMIS TBS CAPITAL GROUP CORP.

BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Initial deposit for acquisition agreement (Note 10)	$25,000	$25,000
Total Current Assets	25,000	25,000

Total Assets	$25,000	$25,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accrued expenses (Note 6)	$126,694	$183,458
Due to related parties (Note 7)	562,573	353,082
Total Current Liabilities	689,267	536,540

Total Liabilities	689,267	536,540

Commitments and Contingencies (Note 9)	-	-

Shareholders' Equity:
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	30,000	30,000
Additional paid-in capital	-	-
Retained Earnings (Accumulated deficit)	(694,267)	(541,540)
Total Shareholders' Equity (Deficit)	(664,267)	(511,540)
Total Liabilities and Shareholders' Equity (Deficit)	$25,000	$25,000

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Management fees	15,000	-	45,000	-
Professional fees	18,181	59,974	98,700	164,610
Other general and administrative expenses	783	-	9,027	1,500
Total Operating Expenses	33,964	59,974	152,727	166,110

Loss from Operations	(33,964)	(59,974)	(152,727)	(166,110)

Loss before Provision for Income Tax	(33,964)	(59,974)	(152,727)	(166,110)

Provision for Income Tax	-	-	-	-

Net Loss	$(33,964)	$(59,974)	$(152,727)	$(166,110)

Other comprehensive income (loss)
Total comprehensive income (loss)	$(33,964)	$(59,974)	$(152,727)	$(166,110)

Basic and Fully Diluted Loss per Share	$(0.00)	$-	$(0.00)	$-

Weighted average shares outstanding	300,000,000	300,000,000	300,000,000	300,000,000

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
				Retained	Total
	Common Stock		Additional	Earnings	Shareholders'
	$0.0001 Par Value		Paid-in	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balances at
January 1, 2022	300,000,000	$300,000,000	$-	$(541,540)	$(511,540)

Net loss	-	-	-	(65,622)	(65,622)

Balances at
March 31, 2022 (Unaudited)	300,000,000	$300,000,000	$-	$(607,162)	$(577,162)

Net loss	-	-	-	(53,141)	(53,141)

Balances at
June 30, 2022 (Unaudited)	300,000,000	$300,000,000	$-	$(660,303)	$(630,303)

Net loss	-	-	-	(33,964)	(33,964)

Balances at
September 30, 2022 (Unaudited)	300,000,000	$300,000,000	$-	$(694,267)	$(664,267)

Balances at
January 1, 2021	300,000,000	$300,000,000	$-	$(206,405)	$(176,405)

Net loss	-	-	-	(36,805)	(36,805)

Balances at
March 31, 2021 (Unaudited)	300,000,000	$300,000,000	$-	$(243,210)	$(213,210)

Net loss	-	-	-	(69,331)	(69,331)

Balances at
June 30, 2021 (Unaudited)	300,000,000	$300,000,000	$-	$(312,541)	$(282,541)

Net loss	-	-	-	(59,974)	(59,974)

Balances at
September 30, 2021 (Unaudited)	300,000,000	$300,000,000	$-	$(372,515)	$(342,515)

The accompanying notes are an integral part of these financial statements.

QMIS TBS CAPITAL GROUP CORP.

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(152,727)	$(166,110)
Adjustments to reconcile net loss
Stock compensation expenses
Changes in operating assets and liabilities
Increase/(Decrease) in accrued expenses	(56,764)	50,195
Net cash used by operating activities	(209,491)	(115,915)

Cash Flows from Investing Activities

Initial deposit for acquisition agreement	-	-
Net cash provided (used) by investing activities	-	-

Cash Flows from Financing Activities

Proceeds from related parties	209,491	115,915
Net cash provided (used) by financing activities	209,491	115,915

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$-	$-

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

Note 3-GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred net losses of $152,727 and $166,110 for the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company had stockholders’ deficit of $664,267 and $511,540 at September 30, 2022, and December 31, 2021, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions.  Deposits held with banks may not be insured or exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand and therefore bear minimal risk.

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

Office equipment and furniture5 years

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

Level 1:Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:Unobservable inputs.  Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs.” The advertising costs were immaterial for the nine months ended September 30, 2022 and 2021.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” Research and development costs were immaterial for the nine months ended September 30, 2022 and 2021.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2022 and 2021.

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

Capital Stock Issued and Outstanding

As of September 30, 2022 and December 31, 2021, 300,000,000 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding.

Note 6-ACCRUED EXPENSES

The accrued expenses included mostly the professional service fees related to the Company’s efforts of going public. The professional service fees amounted to $98,700 and $164,610 for the nine months ended September 30, 2022 and 2021, respectively. The accrued expenses were $126,964 and $183,458 as of September 30, 2022, and December 31, 2021, respectively.

Note 7-DUE TO RELATED PARTIES

Due to related parties consists of the following:

	September 30, 2022 (Unaudited)	December 31, 2021
Dr. Yung Kong Chin, CEO	$ 560,814	$351,323
Dr. Timo Strattner, director	$1,759	$1,759

	$562,573	$353,082

Due to related parties represent temporally short-term loans from Dr. Yung Kong Chin, the Company’s CEO, and Dr. Timo Strattner, the Company’s director, to finance the Company’s operation due to lack of cash resources. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.  Cash flows from due to related parties are classified as cash flows from financing activities.  The Company borrowed $209,491 from Dr. Chin for the nine months ended September 30, 2022.

Note 8-OFFICE RENTAL EXPENSE

From time to time, the Company’s officers provide office space to the Company for free. However, the Company has not reached a formal lease agreement with any officer as of the date of this filing. The office rental expenses were $0 for the nine months ended September 30, 2022 and 2021.

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

On November 4, 2022, the Company's Board of directors decided to terminate the Agreement between the Company and the Seller relating to the purchase of Richfield, as more fully disclosed in Note 12, Subsequent Events. Accordingly, the initial deposit of $25,000 will be written off to other expenses in November 2022.

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

Note 12-SUBSEQUENT EVENTS

On November 4, 2022, the Company's Board of directors (the "Board") decided to terminate the Broker/Dealer Purchase Agreement (the “Agreement”) between the Company and Richfield Orion International, LLC (the “Seller”), a Colorado Limited liability company, the sole owner of Richfield Orion International, Inc. (“Richfield”), a Colorado corporation, relating to the purchase of Richfield. The Board also decided to terminate the Management/ Operations Development Consultation Agreement between the Company and Richfield.

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

Richfield Orion International, Inc.

On April 30, 2020, the Company and Richfield Orion, International, LLC (the “Seller”) entered into a Broker Dealer Purchase Agreement for the purchase by the Company of Richfield Orion International, Incorporated (“Richfield”), a broker-dealer registered with the U.S. Securities and Exchange Commission (the “SEC”) and with the Financial Industry Regulatory Authority (“FINRA”). The Company has paid to the Seller $25,000 as an initial deposit per the Agreement, via loan from Dr. Yung Kong Chin, our CEO. The balance of the purchase price was to be due to the Seller on the final closing, which was to be contingent upon the receipt of the acceptance by FINRA of the Amended Member Agreement wherein the Company is acknowledged by FINRA as the sole owner of Richfield. In the event that FINRA were to deny the acceptance of the Company as sole owner of Richfield, the Agreement was to immediately lapse, and funds that had been previously paid to Seller in payment any interest or work on this Agreement would default to Seller.

Until such FINRA approval had been obtained, the Company and Richfield executed a form of Management/Operations Development Consultation Agreement (the “Management Agreement”). Pursuant to the Management Agreement, Richfield agreed to provide consulting services to the Company, including the following:

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

As noted, the Company and Richfield anticipated that the Management Agreement would govern the relationship of the two entities until such time as the Company received the final approval from FINRA of the change of ownership of Richfield.

In August 2022, and unknown to the Company, FINRA suspended Richfield’s license for failure to pay fees and for failure to meet eligibility or qualification standards. Richfield’s membership with FINRA was suspended as of September 19, 2022, for these failures.

Upon learning of such termination, the Company elected to terminate immediately the Broker Dealer Purchase Agreement and the Management Agreement with Richfield. As of the date of this Report, the Company was exploring its options relating to any potential actions against Richfield.

Prior to the suspension of Richfield’s license and the termination of the agreements as discussed above, the Company and Richfield planned to file for FINRA approval following the effectiveness of a registration statement filed with the Securities and Exchange Commission. Until FINRA approval had been obtained, the Company and Richfield entered into the Management Agreement to describe the relationship between and the operations of the two entities. Management of the Company and of Richfield anticipated that once FINRA approval and acknowledgement of the Company as the sole owner of Richfield was obtained, the Management Agreement would be terminated, and Richfield would operate as a subsidiary of the Company. Because the Company paid the initial purchase amount, the Company considered Richfield to be its subsidiary entity. Despite the transaction’s not having closed, the Company previously has included Richfield’s financial statements pursuant to Rule 8-04 of Regulation S-X, and the pro forma financial information pursuant to the Rule 8-05 of Regulation S-X.  Following the termination of the Agreement and the Management Agreement, the Company will no longer include Richfield’s financial statements. The Company has been unable to obtain any financial information relating to Richfield for inclusion in this Quarterly Report.

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $664,267 as of September 30, 2022. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. Our financial statements contain additional note disclosures describing the management’s assessment of our ability to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2022, compared to the Three Months Ended September 30, 2021

During the three months ended September 30, 2022, the Company generated revenues of $0, the same as during the three months ended September 30, 2021, as the Company had not generated any revenue since its inception on November 21, 2019.

Operating expenses, including management fees, professional fees, and other general and administrative expenses,

during the three months ended September 30, 2022, were $33,964 compared to $59,974 during the three months ended September 30, 2021. The decrease in operating expenses was primarily attributable to a decrease of $41,793 or 69.7% in the professional fees, offset by an increase in management fees of $15,000 paid to the management of Richfield.

During the three months ended September 30, 2022, the Company incurred net loss of $33,964, compared to net loss of $59,974 during the three months ended September 30, 2021. The decrease in the net loss of $26,010 for the three months ended September 30, 2022, was due to the decrease of professional services for the SEC filings, offset by the management fees paid to the management of Richfield.

Nine Months Ended September 30, 2022, compared to the Nine Months Ended September 30, 2021

During the nine months ended September 30, 2022, the Company generated revenues of $0, the same as during the nine months ended September 30, 2021, as the Company had not generated any revenue since its inception on November 21, 2019.

Operating expenses, including management fees, professional fees, and other general and administrative expenses, during the nine months ended September 30, 2022, were $152,727, compared to $166,110 during the nine months ended September 30, 2021. In the nine months ended September 30, 2022, the professional fees decreased $65,910, offset by an increase in management fees of $45,000 paid to the management of Richfield, and other general and administrative expenses increased by $7,527.

During the nine months ended September 30, 2022, the Company incurred net loss of $152,727, compared to net loss of $166,110 during the nine months ended September 30, 2021. The decrease in the net loss of $13,383 for the nine months ended September 30, 2022, was due to the decrease of professional services for the SEC filings, offset by the increase of management fees and other general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2022, and December 31, 2021, the Company had a cash balance of $0, as the Company does not keep a bank account, and the major shareholder has funded the Company’s operations to date.

Operating Activities

Net cash used in operating activities was $209,491 during the nine months ended September 30, 2022, compared to $115,915 in the nine months ended September 30, 2021.  The increase was primarily attributable to the cash outflow caused by the decrease of accrued expenses.

Investing Activities

The Company neither generated nor used cash in investing activities during the nine months ended September 30, 2022, and 2021.

Financing Activities

Net cash provided by financing activities was $209,491 in the nine months ended September 30, 2022, compared to $115,915 in the nine months ended September 30, 2021.  In the current period, we needed more loans from our officer to pay the expenses relating to the SEC filings and management fee.

As of September 30, 2021, we had cash and cash equivalents of $0. We have historically financed our operations primarily through debt and equity investments from shareholders and directors. The Company cannot make any guarantee that it will be successful in obtaining funding from any sources or any additional financing or that the terms will be favorable to the Company.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company incurred net losses of $152,727 and $166,110 for the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company had stockholders’ deficit of $664,267 and $511,540 as of September 30, 2022, and December 31, 2021, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and the Company’s efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2022

	By:	/s/ Yung Kong Chin
Yung Kong Chin
Chief Executive Officer
(Principal Executive Officer)
Dated: November 14, 2022
	By:	/s/ Ong Kar Yee
Ong Kar Yee
Chief Financial Officer
(Principal Financial Officer)