Form 10-K
period 2022-12-31
QMIS TBS Capital Group Corp.
filed 2023-04-17
CIK 1796160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

As of June 30, 2022, there were no shares of the Company’s class A common stock held by non-affiliates. As such, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the common stock, was $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 14, 2023, the issuer had 301,000,100 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

QMIS TBS CAPITAL GROUP CORP.

FISCAL YEAR ENDED DECEMBER 31, 2022

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

ITEM 1. BUSINESS.

Organization and Business Overview

QMIS TBS Capital Group Corp., a Delaware corporation (the “Company”), was incorporated on November 21, 2019, under the name TBS Capital Management Group Corp. by Dr. Timo Strattner, one of our directors.

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

In the second quarter of 2020, the Company entered into negotiations to acquire a licensed broker dealer firm, Richfield Orion International, Incorporated (“Richfield”), and preliminarily closed the acquisition in April 2020, as discussed in more detail below. However, in August 2022, and unknown to the Company, FINRA suspended Richfield’s license for failure to pay fees and for failure to meet eligibility or qualification standards. Richfield’s membership with FINRA was suspended as of September 19, 2022, for these failures.  Accordingly, in November 2022, due to the loss by Richfield of its broker dealer license, the Company terminated the agreement with Richfield.

Share Exchange Agreement

On February 13, 2023, the shareholders of all 1,000,100 of the outstanding shares of common stock of QSC entered into share exchange agreements (the “Share Exchange Agreements”) with the Company.  The two QSC shareholders were Dr. Chin Yung Kong, the Company’s Chief Executive Officer, and Chin Hua Fung, Dr. Chin’s son.

Dr. Chin exchanged 700,070 shares of QSC common stock for 700,070 shares of the Company’s common stock. Mr. Chin exchanged 300,030 shares of QSC common stock for 300,030 shares of the Company’s common stock. Pursuant to the Share Exchange Agreements, the Company became the sole shareholder of QSC.

The 1,000,100 shares of the Company’s common stock were issued without registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”) and rules and regulations promulgated under the 1933 Act.

DESCRIPTION OF BUSINESS

Following the acquisition, the Company will be an investment holding company and, through its direct and indirect subsidiaries QMIS Securities Capital (M) Sdn. Bhd. (“QSC”), QMIS TBS Capital Group Corp. (HK) (“QTBS”), QMIS Finance Limited (“QFL”), QMIS Investment Bank Limited (“QIB”) and QMIS Richwood Blacktech Sdn. Bhd. (“QR”), the Company will be involved in providing investment banking and other financial services in Hong Kong, Malaysia, and the United States.

The proposed acquisitions represent a strategic shift in the Company’s business direction, whereby the Company would essentially acquire a collection of financial services entities that would make up an integrated investment banking group that would tap investment banking and securities business domestically and abroad, USA, Hong Kong and Malaysia.

Organization Chart Following Share Exchange

As of the date of this Annual Report, QFL, QTBS, and QSC were working together to provide consultant services, and QR was engaged in the business of software development. The other companies were not engaged in business as of the date of this Annual Report.

Reorganization of Corporate Structure

Under the Share Exchange, the Company acquired QSC, a Malaysia-incorporated entity previously wholly owned by Dr. Yung Kong Chin and his son. The purchase price was arrived after taking into consideration of net tangible assets of $5,419 as of September 30, 2022.

Organizational Structure

Pursuant to the Share Exchange Agreements, the Company owns 100% of QMIS Securities Capital (M) Sdn Bhd (“QSC”), which owns 100% of QMIS TBS Capital Group Corp (“QTBS”), 100% of QMIS Finance Limited (“QFL”), 99.9% of QMIS Capital Venture Sdn. Bhd (“QCV”), 70% of QMIS World Trade International Sdn. Bhd. (“QWT”), 20% of QMIS Biotech Group Berhad (“QBT”), and 20% of QMIS Waste Management Group Berhad (“QWM”).

1. QMIS Securities Capital (M) Sdn. Bhd. (“QSC”). QSC was incorporated by the Companies Commission of Malaysia on January 13, 2015, under the Companies Act 1965 as a private limited company with the name Multi Securities Capital (M) Sdn. Bhd. Subsequently, it changed its name to QMIS Securities Capital (M) Sdn. Bhd.

On March 19, 2015. The issued and fully paid-up share capital of QSC is RM 1,000,100 comprising 1,000,100 QSC Shares. The principal activity of QSC is the provision of corporate advisory services which includes incubating FinTech and high growth companies. Because of the Share Exchange and QMIS’s plans to enter various new markets, QSC determined to restructure the legal organization of its business as described below.  As such, on December 31, 2021, QSC acquired 100% equity ownership interest of QMIS TBS (HK) and QMIS Finance Limited. and, as a result, QFL and QTBS became wholly owned subsidiaries of QSC. As such, as of the date of this Annual Report, QSC was the operating entity for the Company’s business in Malaysia. QSC owned the following percentages of the following entities as of the date of this Annual Report:

a.QMIS TBS Capital Group Corp. (“QTBS”) – 100%. QTBS is a limited liability company incorporated and domiciled in Hong Kong, with its registered office and principal place of business at Unit 2104,21/F, Infinitus Plaza, 199 Des Voeux Road Central, Sheung Wan, Hong Kong. The principal activity of QTBS is the provision of corporate advisory services, which includes incubating high technology and high growth companies. On December 31, 2021, QSC acquired 100% equity ownership interest of QTBS.  QTBS had no subsidiary and/or associated company as of December 31, 2022.

b.QMIS Finance Limited (“QFL”) – 100%. QFL is a limited liability company incorporated and domiciled in Hong Kong, with its registered office and principal place of business at Unit 2104,21/F, Infinitus Plaza, 199 Des Voeux Road Central, Sheung Wan, Hong Kong. QFL is an investment holding company incorporated in Hong Kong. QFL, through its wholly owned two subsidiaries: (1) QMIS Investment Bank Limited (“QIB”) (owned 100% by QFL), which  offers a full range of financial products and services covering investment banking, digital banking, private banking and asset management services licensed by Labuan Financial Services Authority (LOFSA), Malaysia; and (2) QMIS-Richwood Blacktech Sdn Bhd (“QR”) (owned 51% by QFL), the principal activities of which are the provision of e-wallet and Mastercard Co-branding prepaid cards.  On December 31, 2021, QSC acquired 100% equity ownership interest of QFL.

c.QMIS Capital Venture Sdn Bhd (“QCV”) (99.9%). QCV was incorporated in Malaysia on January 14, 2015, under the Company Act as a private limited company under the name of Diversified Multi Capital Venture (M) Sdn. Bhd. It subsequently changed its name to its present name on March 19, 2015. The registered office is located at no. 246, ground floor, jalan Haruan 5/6, Pusat Komersial Oakland 2, 70300 Seremban, Negeri Sembilan, Malaysia. The principal activity of QCV will be the provision of venture capital business. On November 16, 2015, QSC acquired 99.9% equity ownership interest of QCV. As at the date of this Annual Report, QCV did not have any subsidiary or associated companies. QCV has not commenced business since incorporation date.

d.QMIS World Trade International Sdn. Bhd. (“QWT”) (70%). QWT was incorporated in Malaysia on October 15, 2014, under the Company Act as a private limited company under the name of Santubong Business Trading Sdn. Bhd. It subsequently changed its name to its present name on August 7, 2015. The registered office is located at no. 246, ground floor, jalan Haruan 5/6, Pusat Komersial Oakland 2, 70300 Seremban, Negeri Sembilan, Malaysia. The principal activity of QWT will be the offer and distribution of consumer and industrial products. On October 15, 2015, QSC acquired 69.99% equity ownership interest of QWT, and subsequently on November 27, 2015, QSC acquired anther 0.01% equity ownership interest in QWT, for a total of 70.00% ownership by QSC. As at the date of this Annual Report, QWT did not have any subsidiary or associated companies. QWT has not conducted any business since the date of incorporation.

e.QMIS Biotech Group Berhad (“QBT”). QBT was incorporated in Malaysia on May 8, 2020 under the Companies Act 2016 as a public limited company under the name QMIS Biotechs Group Berhad. The name was changed to the current name on May 29, 2020. The registered office is located at no. 246, ground floor, jalan Haruan 5/6, Pusat Komersial Oakland 2, 70300 Seremban, Negeri Sembilan, Malaysia. The principal activity of QBT is to offers and distribute medical devices and wellness products for the countries of Southeast Asia. On May 8, 2020, QFL, QSC, and QWT acquired 60%, 20%, and 20%, respectively, equity ownership interest in QBT.  As at the date hereof, QBT does not have any subsidiary or associated companies. QBT has not conducted any business since the date of incorporation.

f.QMIS Green Energy Berhad (“QGE”). (20%). QQGE was incorporated in Malaysia on May 27, 2020, under the Companies Act 2016, under the name QMIS Waste Management Group Berhad. Subsequently, the name was changed to QMIS Green Energy Berhad on September 13, 2022. QGE is a company limited by shares and that is a public limited company. The registered office is located at no. 246, ground floor, jalan Haruan 5/6, Pusat Komersial Oakland 2, 70300 Seremban, Negeri Sembilan, Malaysia. The principal activity of QWM will be the provision of renewable resources and waste management services. On May 27, 2020, QFL, QSC, and QWT acquired 60%, 20%, and 20%, respectively, equity ownership interest in QGE. As at the date of this Annual Report, QWM did not have any subsidiary or associated companies. QWM has not conducted any business since the date of incorporation.

Pursuant to the Share Exchange Agreements Dr. Yung Kong Chin, exchanged his 700,070 shares of QSC for 700,070 shares of the Company’s common stock, and Mr. Chin exchanged his 300,030 shares of QSC for 300,030 shares of the Company’s common stock.  Following the closing of the Share Exchange, Dr. Chin owned approximately 52.72% of the Company’s outstanding common stock.

Upon completion of the acquisition of QSC, the Company has evolved to become potentially a “one-stop financial services solution provider,” having an entire financial services value chain, ranging from investment banking, digital banking, asset management, venture capital management, corporate finance advisory and securities broker which are related to transaction support work required to complete a deal and translate to advisory work for a portfolio company's management.

Each of the entities shown above on the Organization Chart and listed in the table above is discussed in more detail below.

QMIS TBS Capital Group Corporation Limited, Hong Kong (“QTBS”).

Business Overview

The focus of QTBS is the small to middle-market companies in China, Malaysia, and South East Asia. QTBS has an extensive international, national, and local network of consultants, business advisors, and directors.  While assisting with Hong Kong licensed stock broker and asset management services, QTBS can bring its key group of business contacts to assist clients with business incubator services: raising capital, private equity, due diligence, business valuation, merger and acquisition, accounting, and market research services.

QTBS provides a wide range of corporate advisory services to its clients, as follows:

Management and Strategy Consulting

oStrategy & Research Strategic & Business Partnership

oBusiness & Strategic Planning

oMarket Entry & Feasibility Studies

oMarketing Strategy

oNew Product Development

oTransformation

-Operations

oOperation Consulting

oProject Management

oStrategic Sourcing & Supply Chain Management

Corporate Advisory

-Transactions

oCorporate and Capital Structuring

oMergers and Acquisitions

oDivestments and Fund Raising

-Evaluation & Corporate Advisory

oInvestment Due Diligence and Review

oPrivatization and Public-Private Partnership

oValuation Consulting

oEntrepreneur Coaching and Executive Training

QTBS’s businesses are diversified across a broad variety of alternative asset classes and investment strategies and have global reach and scale. QTBS benefits from substantial synergies across all of these businesses, including the ability to leverage the extensive intellectual capital that resides throughout the firm. QTBS has invested in complementary new areas because they offered opportunities to deploy QTBS’s financial and intellectual capital and generate superior investment returns, attractive net income margins and substantial cash flow. QTBS’s management believes that its ability to identify and successfully enter new growth areas is a key competitive advantage, and QTBS will continue to seek new opportunities to expand its asset management franchise and its advisory business.

QTBS actively cultivates its relationships with major investment banking firms and other financial intermediaries. QTBS’s management believes that its strong network of relationships with these firms provide QTBS with a significant advantage in identifying transactions, securing investment opportunities and generating exceptional returns, including a substantial number of exclusive investment opportunities and opportunities that are made available to only a very limited number of other private equity firms.

Business Incubator Model

QTBS works with clients from a wide range of industries in projects that create tremendous value, from fund raising to deal structuring to market research and strategy development. QTBS is boutique not only in size, but also in the level of service QTBS provides to its clients. This means deep, hands-on involvement by QTBS’s senior management in each project, who are in turn supported by tight-knit teams of able consultants and analysts. In this way, QTBS ensures that its clients receive the full benefit of QTBS’s collective expertise and skills.

Services Provided During the Incubation Program

In addition to providing financial capital, QTBS provides extensive guidance and advice to its  clients, through its investment and incubation program. The investment and incubation program includes all key elements and tools to successfully incubate company.

Investee companies and clients that are part of the QTBS’s investment and incubation program are provided with advice and assistance in the critical areas such as strategic guidance, management team strengthening, staff recruitment, product commercialization, sales and marketing strategy, business alliance and partnership establishment as well as corporate strategy, which accelerates the growth of the investee companies.

(a)Strategic Guidance

QTBS will assess the business model, competitive edge, management team of the investee companies and current market opportunities for the products and services of the investee companies, in order to formulate a business strategy and implementation plan for the Investee Company as well as set up key milestones for its future development. Some of the key guidance that QTBS will provide is as follows:

•Charting the vision and mission of the investee companies.

•Formulate product roll out plans and key milestones for the investee companies in order to ensure the investee companies are on track for product development and future growth.

•Further enhance the business development plan of the investee companies based on the revised business strategy.

(b)Product Commercialization

QTBS will assist the investee companies in commercializing the products and services of the investee companies, either through its experience or through the advice of or consultation with its business partners, in order to fully optimize the potential their products and services. QTBS will advise on addressing business demands, exploring other commercial application possibilities for the products and services and improving cost efficiency. Key areas that QTBS will add value for its investee companies include:

•Realigning and repositioning the products and services of the investee companies to best address the demands of the target customers of the investee companies.

•Exploring other possible areas that are applicable to the utilization of the products and services of the investee companies.

•Improving the cost efficiency for the manufacturing or production of the products and services of the investee companies by relocating to cheaper alternative locations, outsourcing non-core processes to third parties and recruiting inexpensive foreign human resources.

•Further reducing the expenses for the commercialization of the products and services of the investee companies by applying for government incentives and grants (e.g., MSC status and MGS grants).

By way of background, MSC Malaysia (formerly known as the Multimedia Super Corridor, and known as the MSC in Malaysia) is a Special Economic Zone and high-technology business district in central-southern Selangor, Malaysia.  Additionally, MGS refers to small and medium business enterprise financial grants in Malaysia.

(c)Sales and Marketing

When the products and services of the investee companies are ready to hit the market, QTBS will assist in formulating sales and marketing strategies for the investee companies to penetrate into the target market, to maintain its newly acquired market share, and to expand the market share for its product and services outside the location arena to other markets in the region. In addition, QTBS will also generate some business leads for the investee companies in order to open doors for the new products and services. Key areas that QTBS will assist the investee companies in sales and marketing are as follows:

•Formulating sales and marketing strategies that target the potential customers identified by the investee companies.

•Advising the investee companies in branding the products and services of the investee companies to appeal to the targeted customer group.

•Elevating the position of the investee companies and improving the visibility of their contribution to their respective fields through the media, participating in functions and competing for enterprise performance awards.

•Providing business leads to the investee companies through QTBS’s extensive business networks and partners.

•Assisting the investee companies in improving sales by allowing the cross selling of products and services to the customer base of the other investee companies of QTBS.

(d)Management Team Strengthening and Staff Recruitment

QTBS believes that the management team is critical in ensuring the success of the investee company. Therefore, QTBS will work closely with the investee company to identify key positions that the investee company is lacking in and assist the investee company in sourcing for, selecting and recruiting key management personnel that will add value to the management team as well provide a different dimension in the capabilities and functioning of the management team.

In addition, QTBS will also assist the investee companies in the recruitment of staff, management of staff turnover and administration of staff welfare, in order to ensure that the investee companies have a team of competent workers who can deliver to the investee companies.

(e)Business Alliances and Partnership Establishments

QTBS will introduce the investee company to prospective business partners and strategic alliances in order to further expand the marketing network of the investee company and therefore enhance the investee company’s chances of securing projects for its products and services.

In addition, QTBS will also allow the investee company to cross sell its products and services to customers of other investee companies of QFL. QTBS will also introduce potential business leads directly to the investee companies as and when opportunities arise.

(f)Corporate Strategies

QTBS will work closely with the investee company on corporate strategies. This may include accelerating the growth of the investee companies through mergers and acquisitions. QTBS will advise the investee company on merger and acquisition issues such as the valuation and structure of the acquisition, should QTBS find that the acquisition would create synergy to the investee company’s existing business.

In addition, QTBS will also assist the investee companies in raising additional funds for the business expansion from potential investors. QTBS will assist the investee company to negotiate with the potential investors and to arrive at a fair valuation of the investee company as well as structure the terms and conditions of a proposed fund-raising transaction for potential investors.

When the investee companies are ready to go for an initial public offering (“IPO”), QTBS will assist the investee companies in the process of selecting an Advisor for the IPO exercise of the investee company. QTBS will ensure that the valuation of the investee company is fairly reflected and the proceeds raised from IPO exercise are sufficient to meet the investee company’s future needs.

QMIS INVESTMENT BANK LIMITED (“QIB”)

On June 22, 2020, QMIS INVESTMENT BANK LIMITED (LL16863) (“QIB”) was established under the Labuan Financial Services authority Labuan Companies Act 1990 (Subsection 22(2)/Section 130R) and registered with Labuan Financial Services Authority (Labuan FSA), formerly known as Labuan Offshore Financial Services Authority (LOFSA). On March 5, 2021, QIB was awarded an Investment Bank license from the Labuan Financial Services Authority (LFSA) to carry on Investment Banking Business in Labuan under Section 86 of The Labuan Financial Service and Securities Act 2010 (LFSSA), pursuant to Section 92(1) of the LFSSA. Subsequently, the name was changed to QMIS Labuan Investment Bank Limited on March 24, 2021, and then changed to QMIS Investment Bank Limited on July 28, 2022.

To facilitate QIB’s investment banking activities, a corporate office and a branch of marketing office have been set up in the Labuan and Kuala Lumpur. QIB aims to become an innovative forerunner in Asia Pacific specializing in digital asset portfolio advisory, private equity management services as well as bespoke structured products and services for high-net-worth individuals, institutions and enterprises. Furthermore, QIB will also provide conventional investment banking services such as private placement, wealth management, and corporate finance advisory and solution in working capital management, fund raising, IPO, merger and acquisitions to its clients.

QMIS LABUAN INVESTMENT BANK LIMITED CORPORATE & MARKETING OFFICES

Kuala Lumpur
(Marketing Office)
Kuala Lumpur
Hong Kong
(AsiaPac Region
Marketing Office)
GUANGDONG
Hong Kong
Dalian , China
(Marketing Office)
Dalian
SHANDONG
Labuan (HQ)
LABUAN
K.K.Sabah
(Marketing Office)
SABAH

Malaysia | Hong Kong | China

Investment Banking - Products and Services

Capital Markets

QIB’s Capital Markets segment focuses on Equities, Fixed Income (including futures, foreign exchange and commodities activities) and Investment Banking. QIB primarily serves institutional investors, corporations and government entities.

Equities

Equities Research, Sales and Trading

QIB provides its clients full-service equities research, sales and trading capabilities across global securities markets. QIB earns commissions or spreads revenue by executing, settling and clearing transactions for clients across these markets in equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter (“OTC”) equity, convertible and other equity-linked products and closed-end funds. QIB acts as agent or principal (including as a market-maker) when executing client transactions via traditional “high-touch” and electronic “low-touch” channels. In order to facilitate client transactions, QIB may act as principal to provide liquidity, which requires the commitment of its capital and certain maintenance of dealer inventory.

QIB’s equity research, sales and trading efforts are organized across three geographical regions: the Americas; Asia Pacific; and South East Asia. QIB’s main product lines within the regions are cash equities, electronic trading, derivatives and convertibles. QIB’s clients are primarily institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit-sharing plans, and insurance companies. Through QIB’s global research team and sales force, QIB maintains relationships with its clients; distributes investment research and strategy, trading ideas, market information; and analyses across a range of industries and receives and executes client orders. QIB’s equity research covers over 1,800 companies around the world, and a further approximate 600 companies are covered by eight leading local firms in Asia Pacific with whom QIB maintains alliances.

Equity Finance

QIB’s Equity Finance business provides financing, securities lending and other prime brokerage services. QIB offers prime brokerage services in the U.S. that provide hedge funds, money managers and registered investment advisors with execution, financing, clearing, reporting and administrative services. QIB earns an interest spread equal to the difference between the amount we pay for funds and the amount QIB receives from its clients. QIB also operates a matched book in equity and corporate bond securities, whereby QIB borrows and lends securities versus cash or liquid collateral and earns a net interest spread. Customer assets (securities and funds) held by QIB are segregated in accordance with regulatorily mandated customer protection rules. QIB offers selected prime brokerage clients with the option of custodying their assets at an unaffiliated U.S. broker-dealer that is a subsidiary of a bank holding company. Under this arrangement, QIB provides its clients directly with all customary prime brokerage services.

Wealth Management

QIB provides tailored wealth management services designed to meet the needs of high-net-worth individuals, their families and their businesses, private equity and venture funds and small institutions. QIB’s advisors provide access to all of QIB’s institutional execution capabilities and deliver other financial services. QIB’s open architecture platform affords clients access to products and services from both QIB’s firm and from a variety of other major financial services institutions.

Fixed Income Sales and Trading

QIB provides its clients with sales and trading of investment grade and high yield corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, whole loans, leveraged loans, distressed securities, emerging markets debt and derivative products. Additionally, through the use of repurchase agreements, QIB acts as an intermediary between borrowers and lenders of short-term funds and obtain funding for various of its inventory positions. QIB trades and makes markets globally in cleared and un-cleared swaps and forwards referencing, among other things, interest rates, investment grade and non-investment grade corporate credits, credit indexes and asset-backed security indexes.

QIB’s strategists and economists provide ongoing commentary and analysis of the global fixed income markets. In addition, QIB’s fixed income research professionals, including research and desk analysts, provide investment ideas and analysis across a variety of fixed income products.

Futures, Foreign Exchange and Commodities

QIB provides its clients 24-hour global coverage, with direct access to major commodity and financial futures exchanges including the CME, CBOT, NYMEX, ICE, NYSE Euronext, LME and Eurex, and provides 24-hour global coverage, execution, clearing and market making in futures, options and derivatives on industrial metals including aluminum, copper, nickel, zinc, tin and lead. Products provided to clients include LME and CME futures and over-the-counter metals swaps and options.

QIB operates a full-service trading desk in all precious metals, cash, futures and exchange-for-physicals markets, and are a market maker providing execution and clearing services as well as market analysis. QIB also provides prime brokerage services and is a market-maker in foreign exchange spot, forward, swap and option contracts across major currencies and emerging markets globally and conduct these activities through QIB’s futures commission merchant and its swap dealer each registered with the CFTC.

Investment Banking

QIB provides its clients around the world with a full range of equity capital markets, debt capital markets and financial advisory services. QIB’s services are enhanced by its industry sector expertise, its global distribution capabilities, and its senior level commitment to its clients.

Over 70 investment banking professionals operate in the Americas and in the Asia Pacific area, and are organized into industry, product and geographic coverage groups. QIB’s sector coverage groups include Consumer & Retailing; Financial Institutions; Skin Care and Cosmetic Industrials; Healthcare; Bio-Technology; Solar Energy; Internet of Think; Applied Data Science; Artificial Intelligence Trading Software; Waste Management; Green-Tech Properties; Media & Telecommunications; Financial Sponsors and State & Local Governments.

QIB’s product coverage groups include equity capital markets; debt capital markets; financial advisory, which includes both mergers and acquisitions and restructuring and recapitalization and U.S. corporate brokering. QIB’s geographic coverage groups include coverage teams based in major cities in the United States, the United Kingdom, Sweden, China, Malaysia, Singapore and Cambodia.

Equity Capital Markets

QIB provides a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private equity placements, initial public offerings, follow-on offerings, block trades and equity-linked convertible securities.

Debt Capital Markets

QIB provides a wide range of debt financing capabilities for companies, financial sponsors and government entities. QIB focuses on structuring, underwriting and distributing public and private debt, including investment grade and non-investment grade corporate debt, leveraged loans, mortgage and other asset-backed securities, and liability management solutions.

Advisory Services

QIB provides mergers and acquisition and restructuring and recapitalization services to companies, financial sponsors and government entities. In the mergers and acquisition area, QIB advises sellers and buyers on corporate sales and divestitures, acquisitions, mergers, tender offers, spinoffs, joint ventures, strategic alliances and takeover and proxy fight defense. QIB also provides a broad range of acquisition financing capabilities to assist our clients. In the restructuring and recapitalization area, QIB provides to companies, bondholders and lenders a full range of restructuring advisory capabilities as well as expertise in the structuring, valuation and placement of securities issued in recapitalizations.

Asset Management

QIB provides investment management services to pension funds, insurance companies and other institutional investors. QIB’s primary asset management programs are strategic investment and focus on high growth sectors. The expertise of Asset Management team is widely recognized, with proven track records. Identifying market trends and fulfilling unique investor needs.

QIB’s strategic investment programs, including our Artificial Intelligence Trading Software, are provided through the FinTech Investments Division of Investment Advisers, which is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). These programs are systematic, multi-strategy, cross-border and multi-asset class programs with the objective of generating a steady stream of absolute returns irrespective of the direction of major market indices or phase of the economic cycle. These strategies are provided through both long-short equity private funds and separately managed accounts.

QMIS-RICHWOOD BLACKTECH SDN. BHD. (“QR”)

QMIS-Richwood BlackTech Sdn. Bhd. (“QR”) is a newly established company engaged in the business of Electronic Payment and Transaction Enabler providing service providers with a centralized platform to enable and accept various payment transactions and value-added services.

QR as a Payment System Enabler will provide the payment infrastructure and Card Processor for Card Payment Scheme owners through the implementation of the Q-R Electronic Payment Solutions, International Card Payment Scheme options (i.e. ATM/Debit card, Credit card and Prepaid card will be able to be used at the merchant stores, towards realizing a cashless transaction that includes but not limited to consumer retail sectors).

Technology Platform

On August 13, 2021, QR entered into a partnership with ManagePay Services Sdn. Bhd. (“MPay”) for the issuance of MPay, QR Pay eWallet, Mastercard Prepaid Card, Smartlink Pay eWallet whereby MPay will act as the technology provider for QR’s payment solutions.

ManagePay Systems Bhd (MPay) is an investment holding company. The group’s operating segment is classified into two: Fintech Services and Non-Fintech services. Fintech services segment is involved in POS terminal services, third party acquiring, payment services, e-money and Mastercard card issuing, alternative financing business outsourcing services, and loyalty management services. Non-fintech services segment is involved in the software and digital security, information communications, e-commerce, and technology services. Payment services is the major contributor to the group’s total turnover and revenue.

MPay is currently listed on the ACE Market of Bursa Malaysia with market capitalization in excess of RM120 million. Many people are familiar with MPay as the leading payment service provider in some of the large retail chains in Malaysia like KFC, Pizza Hut, Giant, Guardian, Mercato, Cold Storage, Sunway Group, Hero Market, etc.

QR plans to develop banking, acquiring, issuing, voucher, remittance, and e-wallet management systems built for iPhone and Android. QR anticipates that the all-modern, flat design will be optimized for smartphone and smart QR code.

QR’s objective is to develop complete payment products and services, coupled with a wide range of international payment capability/operation certification and security compliance to capture new business opportunities in FinTech space. With QR’s technology partner’s years of experience in the Payment System industry, QR is also planning to implement an enhancement program of Payment System Infrastructure and solutions, online delivery services, online purchase movie and also insurances.

QRPay eWallet Super App

QRPay eWallet is powered by MPay and is licensed by Malaysia Central Bank (BNM). QRPay eWallet is an online eWallet account that a potential user can open online via QRPay eWallet Super App , anytime and anywhere without going into a physical office, giving you immediate usage of the account. Once a user has loaded funds into the account, QRPay eWallet immediately allows the user to perform in-store purchases and, make P2P fund transfer, and make investments, among other financial transactions. QR Pay provides services such as e-wallet reloads, bill payments, funds transfer, perform payment, shopping e-commerce, viewing property, receive reward benefit within a single app.

The Pay Bills feature is ready for Domestic Utility Bill Payments, Telco Prepaid/ Postpaid, Insurance & Road Tax Renewal, Council Bill, International Utility Bill Payments, International Reloads, Content Subscriptions, Gaming Points such as Gerena, TNB, Unifi, Astro, Maxis, Digi (Prepaid & Postpaid), PTPTN etc.

QR Pay has its own a E-commerce platform known as QR Mart – QMIS Richwood Mart. We also have collaboration with a few other E-commerce platform such as Panpaymart, Ezymart etc. The uniqueness of these E-commerce platforms is our referral programs where users can get bonus by referring their friends to purchase on the platform.

O2O Property is a platform that will let you find your dream home with ease. We have a one stop solution for you from finding the house of your dreams to buying the house, owning it, furnishing it and moving in without any hassle or worry.

QR Pay recently launch the referral program which provide the introducer affiliate bonus when inviting new user register and spend with QR Pay eWallet and Mastercard. This program is different to other competitor eWallet company, because other eWallet company giving away one time introducer bonus for every new user when inviting, but for QR Pay referral program the affiliate bonus are given from every each introduced user spending transaction. In other word, you will get the affiliate bonus constantly.

The QRPay eWallet Super App is available on:

•Google Play Store for Android phones running Android 7.0 and above.

•Apple App Store for iPhones running iOS 10.0 and above.

•Huawei AppGallery for Huawei phones running Android 7.0 and above.

QMIS Richwood Blacktech Mastercard Prepaid Card

In addition to opening a QRPay Account, cardholders can apply to receive a physical QMIS Richwood Blacktech Mastercard Prepaid Card.  This Mastercard can be connected with the QR Pay eWallet and instant transfer the money from QR Pay eWallet to Mastercard. Afterwards you can make payment for goods and services at MasterCard merchants store domestically, worldwide and online purchase. Cardholders can withdraw cash at worldwide Bank

ATMs with their Mastercard and secure PIN is required. Checking the card’s balance via QRPay anytime and anywhere.

QMIS RICHWOOD BLACKTECH MASTERCARD PREPAID CARD

DISCOVER A WHOLE NEW WORLD OF DIGITAL PAYMENT WITH THIS CARD

MP@y
prepaid
Infinity
QMIS RICHWOODBLACKTECH
5253 1800 0808 8888
VALID THRU 07/22
mastercard
MP@y

- SHOP ONLINE AND OFFLINE ANYWHERE
- TRACK YOUR SPENDING
- CHECK BALANCE WITH QRPAY E-WALLET
- WORLDWIDE ATM WITHDRAWAL
- INSTANT PEER TO PEER TRANSFER
- PAY BILLS, TOP UP MOBILE AIRTIME
- AND MANY MORE...

AutoSave Off QMIS TBS APRIL 2022 NO 2 - Protected View • Saved to this PC Search (Alt+Q) KAR YEE ONG
File Home Insert Draw Design Transitions Animations Slide Show Record Review View Help
PROTECTED VIEW Be careful—files from the Internet can contain viruses. Unless you need to edit, it's safer to stay in Protected View. Enable Editing

QMIS RICHWOOD BLACKTECH INTRODUCED THE

First Network Company PanPay with eWallet and Master Card PrePaid

QRPAY
QMIS RICHWOOD
RM1888.00

QRPAY
QMIS RICHWOOD

eWALLET

QRPAY
QMIS RICHWOOD

PanPay mastercard PrePaid

MP@y
Panpay
prepaid
Infinity
QMIS RICHWOOD BLACKTECH
5253 1800 0808 8888
5253
VALID THRU 07/22
mastercard

Slide 12 of 27 English (Malaysia) Notes 90%
Type here to search 34°C ENG 12:45 PM 21/5/2022

QR Pay E-Wallet Top Up                                                   QMIS Richwood Blacktech Mastercard Top Up

Revenue Model

QR Management anticipates that revenue streams will be derived from core business areas. QR Pay E-Wallet will provide a variety of services in a single mobile interface. The ultimate aims will be to provide users with access to multiple services in a single location. The services include payment and financial transactions processing (e-wallet), e-Commerce and communication online platform. There are two main sources of revenue of the e-Wallet, which are as follows:

1.E-Commerce; and

2.E-Wallet

REVENUE	COST OF SERVICES

•Fixed Rate Commission (From Seller)

•Customer Loyalty Program (Coins)

•Cost-Per-Click Advertising Services (Bid for Keywords)

•Commission for Trans-shipments

•Logistics

•Gross Merchandize Value (GMV)

•Monthly Active Users (MAUs)

•No. of Transactions per Active Buyer

•Server Costs •Hosting Costs •Sales & Marketing Expenses (Customer Acquisition & Retention Expenses) •Staff Compensation & Welfare Costs •Other Fixed Costs

QRPAY APP GUIDE BOOK

STEP 5

After take Passport photo, click "Next".

STEP 6

After take handheld Passport photo, click "Submit".

STEP 7

Successfully submitted!

STEP 8

After completed section 1, let's go to complete section 2!

QRPAY APP GUIDE BOOK

STEP 9

After filled up your passport number and date of birth, click "Next".

STEP 10

After filled up your address, click "Submit".

STEP 11

After filled up information required, click "Next".

STEP 12

You've successfully submitted!

QRPAY APP GUIDE BOOK

TRANSFER MONEY (TO OTHER ACCOUNT)

STEP 1

Click "Transfer".

STEP 2

Select "To Other Account".

STEP 3

Select transfer from ewallet or Mastercard account and input recipient's mobile number.

STEP 4

Select transfer to recipient ewallet or Mastercard. Enter transfer amount, reference and remark.

QRPAY APP GUIDE BOOK

STEP 5

Enter your 6-digit PIN code.

STEP 6

Fund transfer successful!

PLUS

KAMI TERIMA
NOW
PLUS
MyDebit
VISA
Touch 'n Go eWallet
Grab Pay
Shopee Pay
Boost

Super Apps

Super Apps are basically apps with aggregated services or functions. As opposed to single-purpose apps like Skype, Super Apps will offer a unified and centralized experience. Super Apps are the current trend, as consumers are looking for convenience and efficiency in managing their day-to-day activities and entertainment. Companies which develop Super Apps are also on the rise, especially with Grab being listed via SPAC (Special Purpose Acquisition Company) on Nasdaq recently.

Super Apps in general are a digital ecosystem that can serve to connect all merchants (Ecosystems) registered on the Super App (Mobile Platform) to their Users (Value Partners). Super Apps integrate multiple services and functions (including in-house services and services provided by third party merchants) within a mobile app. The following value chain illustrates the main stakeholders (i.e. super app owner, merchants and users) involved in the digital ecosystem of super app and the relationships between all parties.

Digital Ecosystem of Super App

Digital Ecosystem of Super App
Ecosystems
=
Platform
+
Value partners
Market of products/services
Shared Economy
Value system(network, shop or chain)
Social Media
Mobile Apps
Cloud
Internet
APIs
Suppliers
Customers
Employees
Developers
Manufacturers
Connected devices
Data sources

The growing preference of consumers for Super Apps is mainly driven by convenience and simplicity. With a one-time login to a Super App, users are able to fulfil many of their daily life needs through the functions integrated in a Super App. Such integration of functions delivers the users convenience, ease of use and a seamless experience without the hassle of resorting to different apps for multiple activities. Examples of some functions that can be integrated within a Super App area as follows:

Overview of Services / Functions under a Super App

In addition to the above functions that can be integrated within a Super App, QR Management anticipates that QR Pay Super Apps may also offer services related to financial services and other related services. Further, QR Pay Super Apps will be able to enable integrations with third party mobile apps to expand the range of services available to users. Examples of third-party mobile apps that can be integrated into a Super App include third-party e-commerce platforms, third party social media sites and third-party reward platforms. The diagram below provides an overview of services/functions that QR is working to or plans to integrate with Super Apps.

The figure above illustrates a range of services and functions that QR management is working or plans to work to integrate in QRPay.

Financial and other Related Services

E-Wallet

An E-Wallet includes online payment and transfer, credit services (i.e., micro loan) and insurance products. The usage of an E-Wallet saves users the hassle and avoids security issues arising from cash withdrawal and cash handling. Payment through an E-Wallet is a key ‘enabler’ to the success of a Super App as it facilitates payments for products and services sold through the Super App. Therefore, E-Wallets have become an indispensable element in many Super Apps. It is also a convenient method of performing transactions and has been especially widely used during the COVID-19 pandemic due to its contactless nature which avoids the risk of virus infection from handling cash.

Credit Services

QR Management believes that Super Apps may also offer credit services by partnering with financial institutions to provide credit facilities, especially support ‘BUY NOW PAY LATER’ payment schemes offered by e-commerce merchants for high-priced items such as furniture and electronic devices. ‘BUY NOW PAY LATER’ is a payment scheme offered to customers which can spread out their online shopping bill into several monthly instalments.

Insurance

Further, QR Management believes that Super App owners also may collaborate with insurance companies to offer a range of insurance plans such as travel and car insurance to users. The users will have easier access to the insurance plans as they will be able to browse and complete payment for the insurance plans directly through the App without the need of going through an agent.

Along with the proliferation of mobile phone usage and increasing convenience of performing tasks using mobile phones (particularly using mobile apps}, there have been increasing mobile apps introduced in the market with interesting and sophisticated functions to cater to the needs of consumers from all aspects of daily life, including transportation, food services, entertainment and financial services.

Over the last decade, several Super Apps have been introduced into the Asia-Pacific market, including WeChat, Grab, Gojek, Alipay, Kakao and Paytm, which are among the popular Super Apps used by consumers in the Asia Pacific region.

Examples of Super Apps in Asia

JAPAN
KAZAKHSTAN
MONGOLIA
N.KOREA
S.KOREA
AZ.
UZBEKISTAN
TURKMEN.
KYRG.
TAJIK.
IRAN
AFG.
CHINA
PAKISTAN
UAE
OMAN
NEPAL
BHU.
TAIWAN
BANG.
MYAN
INDIA
PHILIPPINES
LALAMOVE
Grab
LAZ
GOJEK
SRI LANKA
MALDIVES
MALAYSIA
SING.
EAST TIMOR

The QR Super App project is currently in its early development stage. QR is in the midst of engaging an app developer and marketing agency to develop a marketing plan for a proprietary Super App.

Roadmap

QR Management anticipates the development and deployment of the proprietary Super App will include several key steps and goals, including the following:

1.To be the integrated e-payment enabler of choice for consumer sector in the South East Asia Region.

2.Position as an integrated e-payment enabler for Malaysian Retail Outlet, Transit and Parking.

•Pilot launch at the key targeted sites

•Deliver compelling value to Service providers and relevant authorities

3.Expansion of the services to all Service Providers for South East Asian and beyond.

4.Strengthening the position as integrated e-payment enabler of ‘CHOICE’ for local and regional market.

•Open the services to other local and international payment scheme i.e., TouchnGo, UnionPay, Paypal, Grabpay, etc.

•Replicate and enable the services at other countries.

5.Promote cross-sector usage through bundling and targeted promotions with International Card Brands and Banks.

FUTURE PLAN

The Company’s Management believes that disruption is hitting businesses of all kinds, and the investment banking and financial services industry is no exception. With the Covid-19 crisis having resulted in the deepest recession since the Second World War, financial services providers will need to adapt to the data, digital and strategy needs of clients if they are to survive amid the chaos.

Financial services in 2020 was defined by a sudden acceleration in digitization and digital engagement—pushed by the impacts of the COVID-19 pandemic. Mobile banking transactions spiked, personal trading apps saw record transaction volumes, and call center personnel kept customer support going by working from their living rooms.

While the financial services industry was able to weather the digital tsunami and continue its operations, it has become clear that the winds of change are not transient. Financial institutions are now thinking strategically about their technical setup and questioning whether the tools that they have previously relied on are the right ones to use going forward.

Here are a few major themes that the Company’s Management has identified as being likely to dominate financial industry conversations and technology roadmaps in 2022 and beyond:

▪Modernizing dated core systems will be imperative;

▪Banking goes beyond cash with digital engagement;

▪Institutional and wholesale trading moves off trading floors;

▪Work-from-home must work across financial services;

▪Embedded innovation is the new status quo;

▪Financial products and services are tailored to the specific needs of the customers; and

▪Online financial products have become increasingly popular among global consumers.

To emerge from the COVID-19 crisis, the Company’s Management believes that the business should focus on the fundamentals of agility, technology, innovation, resilient and visionary leadership. On the flip side, we will see the emergence of new business opportunities. The world of connected devices – internet of things – cloud computing – AI, including machine learning, will provide the stepping stones for business and their own survival.

In line with the business objectives of QMIS TBS Group, the Company will continue to conduct strategic reviews for its existing core business and search for potential new investments. The proposed activities are detailed in the following sections:

(a)Creating an Integrated and Sustainable Financial Ecosystem

Technology’s Innovation

Technology innovation will make the greatest impact on business and the initial survival of business will depend on how rapidly business embrace technology to drive their own operations and also link up with others to build upon possible synergies. Cohesive Collaboration will be a key.

Emerging Business Model - FINTECH Aggregating Financial Services

The Company would turn itself into a FINTECH company distributor of financial services products. That is, the Company would not dependent on internal resources to create financial products and services but instead source them from an ecosystem of partners. In this way, the Company does not have to incur heavy expenditure and long period of time in products development or compliance and can also provide customers with access to a broader range of products than if the bank tried to produce everything itself.

Sustainable FINTECH Business Models for the Digital Age

(i) Virtual Banker Advisor

In order to make this model successful, the bank needs to become a virtual advisor, using customers’ data to help them make better financial and operational decisions – effectively providing a customer with the right advice and/or other service at the right time and across the right channel for the customer to act smarter.

The Company plans to monetize this service, inter alia, by taking a small fee on all of the products and services the customer uses.

(ii) Economies of Scale Intelligence Solution

Operating such a model, the Company can generate massive economies of scale by potentially servicing millions of customers from the same software platform. But also, as a platform, there is the potential to generate network effects that could lead to increasing returns to scale.

First, there are the two-sided network effects whereby larger customer numbers leads to a larger number of ecosystem partners which then, by offering the widest choice, attracts more customers and so. However, there are also the data network effects, whereby the Company learns more about how best to serve customers the more data it captures meaning it gives better and better services, attracting more data and so on.

If the group also opens up its platform for customer interactions with each other – with peers giving advice to each other, for example – then there are also interaction network effects enjoyed by the social network platforms.

(b)Expansion of QMIS TBS’s Core Investment and Business Activities

In light of the competitive and dynamic environment, the Company intends to intensify its involvement in the ICT, App developer and Biotechnology and Life sciences areas by exploiting new technologies and to optimize risk-reward profiles of its investments. The Company will also broaden its sectorial investments to cover, amongst others, blockchain technology and Artificial Intelligence (AI) in Agriculture.

(c)Geographical Expansion

The Company intends to expand its geographical coverage and increase its investment and incubation activities across the Asia Pacific region. In the medium term, the Company plans to pursue the markets in China, Singapore and Taiwan. The Company will form strategic alliances with foreign technology incubators and venture capitalists to establish its market presence in these countries. The modes of investments will include, inter-alia, direct investments in technology companies, acquisition of established technology incubators and formation of co-managed fund management companies. In the long term, the Company intends to pursue its business beyond the Asia Pacific region.

(d)Continuous Development of Expertise

The Company has identified the following strategies to develop the expertise of its investment personnel:

i.Increase the number of financial expertise via direct employment and/or outsourced technical services in line with the expansion of the investment and consultancy business;

ii.Expand the staff training and development programs to enhance its professional personnel’s technical skills, knowledge and capabilities; and

iii.Increase the exposure and create “shared experience” education programs via strategic alliance with other local higher learning institutions and other technology incubators either through direct investment in investee companies or through co-managed fund basis.

(e)Business Alliances and Partnership Establishments

The Company will introduce the investee company to prospective business partners and strategic alliances in order to further expand the marketing network of the investee company and therefore enhance the investee company’s chances of securing projects for its product and services.

While 2020 was bleak from many perspectives, one of the rare positives is that it helped prove that agility and innovation, done right, is a game changer. The speed at which the financial services industry transformed to help their customers through the pandemic is the speed at which they want to continue operating. And that requires a culture of innovation that is embedded into the corporate culture of an institution.

From financial services institutions to vendors, regulators, and supervisors, the Company’s management believes that 2022 and beyond are likely to be years of deliberate cultural transformation to find new ways of working together to create safer, cheaper, more inclusive, and more equitable financial markets.

Sustainable Ecosystems FinTech Business Models of the Future

Key Drivers
More than 30 areas emerging as the new norms in Banking
Beyond Banking
Retail Value Chain
Digital For Unbanked
Virtual Market -place
Digital Model reinventors
Next Generation Digital Marketing
Retail Banking
Private Banking
Payments
Operations & Infrastructure
Digital Assets Capital Management
SME / SMI Enterprises
Securities Trading
Next-generation personal financial management
Peer-to-peer (P2P) lending
B2C digital lending
Retail credit sales (B2C)
E-Commerce infrastructure
Mobile payments
International remittance
Mobile-point-of-sale devices
Other payment gateway processing
One-stop shop for businesses
Peer to peer (P2P) / B2B corporate lending
Digital leasing solution for small enterprises
Digital cash management
Robo-advisory
Social investing (crowd)
Crowdfunding
Investment across regions engine
BlockChain
Application programming interface ecosystem
Payment infrastructure
Big data base risk assessment
Anti-money laundering and know your customer
Artificial intelligence and machine learning investment & credit evaluation
Cybersecurity
Data activation & personalization
Digital asset fund
Risk management system across regions engine
Secure ownership
Mobile trading platform
Next-generation margin financing
Next generation collateral management
AI investment analysis
Telematics
Social Integration
IoT and connected Devices
KYC

Competition

The Major Industry Players in South East Asia

In Southeast Asia, the e-payment industry is dominated by a few major players. These include:

Grab: A ride-hailing and e-payment platform that offers a range of services including food delivery, mobile payments and more.

Gojek: A multi-service platform that offers ride-hailing, food delivery, and mobile payments.

Razer: A Singapore-based gaming and financial technology company that offers e-payment solutions and a digital wallet.

Sea Limited: A Singapore-based company that operates the e-commerce platform Shopee and digital wallet AirPay.

Singtel: A Singapore-based telecommunications company that offers mobile payments and digital financial services through its subsidiary, Dash.

These companies have established themselves as key players in the Southeast Asian e-payment market, offering a range of services that cater to the region's growing demand for mobile and online payment solutions. Other notable players include Liquid Pay, Akulaku, and Touch 'n Go.

Employees

As of the date of this Annual Report, the Company had three part-time employees and six full-time employee.

We will, as needed, hire additional employees or sub-contract the balance of our personnel requirements through independent contractors.  Management believes that we will be able to satisfy our labor requirements for the foreseeable future.  None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good.

Recent Developments

Appointment of New Chief Operating Officer – Sales and Marketing

Effective September 5, 2022, the Company’s Board of Directors appointed Dato’ Sri Ting Teck Sheng to serve as the Company’s new Chief Operating Officer – Sales and Marketing until the earlier election and qualification of his successor or until his earlier resignation or removal.

Changes in Board of Directors

On November 11, 2022, the Company’s Board of Directors appointed three new members of the Company’s Board of Directors:

-Mr. Ong Kar Yee

-Mr. Ting Teck Sheng

-Mr. Chin Hua Fung

Biographical information for Mr. Ting and Mr. Chin is included below. Mr. Ong has been serving as the Company’s Chief Financial Officer, and his biographical information has been included in the Company’s publicly filed reports. As noted above, Mr. Ting was appointed as the Company’s Chief Operating Officer – Sales and Marketing on September 5, 2022.

Subsequently, on December 9, 2022, Dr. Pierre Bultez resigned from the Company’s Board of Directors.

QR Generates Revenue from Online Business Transactions from February 2023

QMIS-Richwood BlackTech Sdn. Bhd. (“QR”) has recently reported that it has begun generating income from online business transactions starting in February 2023. This revenue is primarily derived from the fees charged to merchants for participating in QR Pay mobile e-wallet platform and successful sales transactions and payment services that take place between merchants and their online customers. QR earns transaction revenue from merchants based on a percentage of the value of merchandise or services being sold on specific retail marketplaces.

Appointment of New Auditor; Dismissal of Prior Auditor

As noted below under Item 9, on April 12, 2023, appointed a new independent registered public accounting firm, KG CPA, and dismissed Keith K. Zhen, CPA (“Zhen CPA”), the independent registered public accounting firm of the Company. The change was not due to any disputes or disagreements with Zhen CPA.

Additional information about the change is provided below under Item 9.

ITEM 1A.   RISK FACTORS

Because of the following factors, as well as other factors affecting the Company's financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

General Risks Relating to our Business, Operations of Financial Condition

We have a limited operating history and are subject to the risks encountered by early-stage companies.

QMIS Securities Capital (M) Sdn. Bhd. (“QSC”) was organized in Kuala Lumpur, Malaysia on November 21, 2019. Because QSC has a limited operating history, you should consider and evaluate its operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

•risks that we may not have sufficient capital to achieve our growth strategy;

•risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

•risks that our growth strategy may not be successful; and

•risks that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

We have a history of net losses, may incur substantial net losses in the future and may not achieve profitability.

Although we have begun to generate revenues, we have incurred significant losses since inception. We expect to incur increased costs to implement our business plan and increase revenues, such as costs relating to expanding our crowd funding platform into additional country markets. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  If we do not continue as a going concern, investors could lose their entire investment.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  If we do not generate revenues, do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

If we are unable to manage our anticipated post-Share Exchange growth effectively, our business could be adversely affected.

We anticipate that a significant expansion of our operations and addition of operating subsidiaries, including two in Hong Kong, and new personnel will be required in all areas of our operations in order to implement our post-Share Exchange business plan. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. For us to continue to manage such growth, we must put in place legal and accounting systems, and implement human resource management and other tools. We have taken preliminary steps to put this structure in place. However, there is no assurance that we will be able to successfully manage this anticipated rapid growth. A failure to manage our growth effectively could materially and adversely affect our ability to market our crowd funding platform in multiple venues.

Inappropriate business behaviour of entrepreneurs raising funds via our platforms could result in reputational or financial damages to our business.

Although the business of QMIS Investment Bank Limited (“QIB”) business is limited to providing a platform for matching investors and entrepreneurs, there is a possibility that inappropriate business behaviour exhibited by any of the entrepreneur’s raising capital through our platform could result in reputational or financial damages to us. We enforce a thorough due diligence process for all companies raising funds via our products and we require participating entrepreneurs to sign legally binding terms of use releasing QIB from any responsibility for entrepreneur impropriety or misdeed. Nevertheless, our clients might regard QIB as being responsible for any improper behaviour of the entrepreneur and this could result in reputation damage to us that could impact our future revenues.

Risk of Investment in Unlisted Securities

QMIS Finance Limited (“QFL”) is allowed to invest in unlisted companies. Securities of unlisted companies generally have no liquidity in that there is no ready and open market for acquisition and disposal of such securities. The strategies for recognizing returns in such investments are limited, i.e. either through trade sale, listing and/or dividend returns from the operations of such unlisted companies. However, it should also be noted that returns from investments in unlisted companies are generally higher due to the lower cost of investment.

Nevertheless, additional risks exist as compared to the investments in listed Securities due to the illiquidity of such Securities and the returns from such investments may not yield expected returns. As QFL’s investment policies are only allowed to invest 10% of its NAV in a single company, this somewhat mitigates the risks of exposure to the uncertainties of investing in unlisted Securities.

Minority Interest in Investee Companies

In view of the above, QFL is restricted in the level of investment it can make in a particular listed company and in turn enabling the Company to only hold minority positions in such companies. As a result, QFL would not be able to exert much control and/or influence the outcome of certain corporate actions in a manner that could be in the best interest of the minority shareholders of such listed companies, which in turn could adversely affect the Company’s investment in that particular investee company. Nevertheless, this situation can be mitigated via shareholder activism through engagement with the investee companies.

Dependence on Performance of Investee Companies

QFL’s performance is dependent upon the success of its investee companies. Investment in start-ups and companies in the early stages of development carries a high degree of risk. Some of these companies will operate in the rapidly evolving technological industry will thus encounter difficulties and risks relating to the technology used. There can be no assurance that any of these companies will be financially successful, and if they do not succeed, QFL’s value of assets and profitability will be adversely affected.

Intellectual Property Issues

Some of the Company’s investee companies and potential investee companies may be involved in new product development and thus may require patents or trademarks registered in their name to protect any of their intellectual property rights. There is no assurance that unauthorized parties will not attempt to copy aspects of the investee companies’ software and services products and use confidential information which these companies consider as their trade secrets. There is also no assurance that third parties will not claim infringement of their intellectual proprietary rights. If these investee companies incur substantial costs as a result of unexpected liability arising from claims of infringement of these rights, their financial conditions may be adversely affected.

Dependence on the Malaysian Economy

The businesses of several of the direct and indirect subsidiaries of the Company, including QMIS TBS Capital Group Corp., the Hong Kong incorporated ("QTBS"), QMIS Investment Bank Limited ("QIB"), and QMIS Richwood Blacktech Sdn. Bhd. ("QR"), are very dependent on the economy of Malaysia. Substantially, major of the customers are Malaysian companies that have operations in Malaysia. The Malaysian economy is also affected by the economies in Asia Pacific, and in particular, those of major economies like the PR China, USA, Japan and Europe.

While there is general economic recovery in many Asian countries since 2021, including Malaysia, there is no assurance that no furthers adverse economic developments in Malaysia and/or other Asian countries which in turn would have a material adverse effect on the Company’s financial performance.

Extensive international regulation of our business limits our activities, and, if we violate these regulations, we may be subject to significant penalties.

The financial services industry is subject to extensive laws, rules and regulations in every country in which the Company will operate. Firms that engage in securities and derivatives trading, commodity futures brokerage, wealth and asset management and investment banking must comply with the laws, rules and regulations imposed by national and state governments and regulatory and self-regulatory bodies with jurisdiction over such activities. Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, record keeping and the conduct of directors, officers and employees.

Each of the Company’s regulators supervises the Company’s business activities to monitor compliance with such laws, rules and regulations in the relevant jurisdiction. In addition, if there are instances in which the Company’s regulators question the Company’s compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether the Company has complied. At any moment in time, the Company may be subject to one or more such investigation or similar reviews. However, there can be no assurance that, in the future, the operations of our businesses will not violate such laws, rules, or regulations and that related investigations and similar reviews could result in adverse regulatory requirements, regulatory enforcement actions and/or fines.

The European Market Infrastructure Regulation (“EMIR”) was enacted in August 2012 and, in common with the Dodd-Frank Act in the U.S., is intended, among other things, to reduce counterparty risk by requiring standardized over-the-counter derivatives be cleared through a central counterparty and reported to registered trade repositories. EMIR is being introduced in phases in the U.K., with implementation of additional requirements expected through 2019. Likewise, the amendments to the Markets in Financial Instruments Directive and the Market Abuse Regulation and new Market Abuse Directive (“MAD 2”) both in response to recommendations from the European Commission following the financial crisis are likely to impact our business when they come into force during 2016. The European Commission’s changes to the Capital Requirements Directive (“CRD”) comprising CRD IV and the Capital Requirements Regulation (“CRR”) became effective January 1, 2014.

Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, or the entering into businesses that subject us to new rules and regulations may directly affect our business, results of operations and financial condition. We continue to monitor the impact of new European regulation on our businesses.

Changing conditions in financial markets and the economy could result in decreased revenues, losses or other adverse consequences.

As the Company and its subsidiaries become a global securities and investment banking firm, global or regional changes in the financial markets or economic conditions could adversely affect the Company’s business in many ways, including the following:

•A market downturn could lead to a decline in the volume of transactions executed for customers and, therefore, to a decline in the revenues the Company receives from commissions and spreads.

•Unfavorable financial or economic conditions could reduce the number and size of transactions in which the Company provides underwriting, financial advisory and other services. The Company anticipates that its investment banking revenues, in the form of financial advisory and sales and trading or placement fees, will be directly related to the number and size of the transactions in which the Company participates and could therefore be adversely affected by unfavorable financial or economic conditions.

•Adverse changes in the market could lead to losses from principal transactions on the Company’s inventory positions.

•Limitations on the availability of credit, such as occurred during 2008, could affect the Company’s ability to borrow on a secured or unsecured basis, which may adversely affect the Company’s liquidity and results of operations.

•New or increased taxes on compensation payments such as bonuses or on balance sheet items may adversely affect the Company’s profits.

•Should one of the Company’s customers or competitors fail, the Company’s business prospects and revenue could be negatively impacted due to negative market sentiment causing customers to cease doing business with us and the Company’s lenders to cease loaning the Company money, which could adversely affect the Company’s business, funding and liquidity.

Unfounded allegations about us could result in extreme price volatility and price declines in our securities and loss of revenue, clients, and employees.

Our reputation and business activity can be affected by statements and actions of third parties, even false or misleading statements by them. While we have been able to dispel such rumors in the past, our debt-securities prices suffered not only extreme volatility but also record high yields. In addition, our operations in the past have been impacted as some clients either ceased doing business or temporarily slowed down the level of business they do, thereby decreasing our revenue stream. Although we were able to reverse the negative impact of such unfounded allegations and false rumors, there is no assurance that we will be able to do so successfully in the future and our potential failure to do so could have a material adverse effect on our business, financial condition and liquidity.

A credit-rating agency downgrade could significantly impact our business.

Maintaining an investment grade credit rating is important to our business and financial condition. We intend to access the capital markets and issue debt securities from time to time; and a decrease in our credit rating would not only increase our borrowing costs, but could also decrease demand for our debt securities and make a successful financing more difficult. In addition, in connection with certain over-the-counter derivative contract arrangements and certain other trading arrangements, we may be required to provide additional collateral to counterparties, exchanges and clearing organizations in the event of a credit rating downgrade. Such a downgrade could also negatively impact our debt-securities prices. There can be no assurance that our credit ratings will not be downgraded.

Our principal trading and investments expose us to risk of loss.

A considerable portion of our revenues is derived from trading in which we act as principal. We may incur trading losses relating to the purchase, sale or short sale of fixed income, high yield, international, convertible, and equity securities and futures and commodities for our own account. In any period, we may experience losses on our inventory positions as a result of price fluctuations, lack of trading volume, and illiquidity. From time to time, we may engage in a large block trade in a single security or maintain large position concentrations in a single security, securities of a single issuer, securities of issuers engaged in a specific industry, or securities from issuers located in a particular country or region. In general, because our inventory is marked to market on a daily basis, any adverse price movement in these securities could result in a reduction of our revenues and profits. In addition, we may engage in hedging transactions that if not successful, could result in losses.

Increased competition may adversely affect our revenues, profitability and staffing.

All aspects of our business are intensely competitive. We compete directly with a number of bank holding companies and commercial banks, other brokers and dealers, investment banking firms and other financial institutions. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. We believe that the principal factors affecting competition involve market focus, reputation, the abilities of professional personnel, the ability to execute the transaction, relative price of the service and products being offered, bundling of products and services and the quality of service. Increased competition or an adverse change in our competitive position could lead to a reduction of business and therefore a reduction of revenues and profits.

Competition also extends to the hiring and retention of highly skilled employees. A competitor may be successful in hiring away employees, which may result in our losing business formerly serviced by such employees. Competition can also raise our costs of hiring and retaining the employees we need to effectively operate our business.

Operational risks may disrupt our business, result in regulatory action against us or limit our growth.

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies and the transactions we process have become increasingly complex. If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk.

In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. Additionally, if a client’s computer system, network or other technology is compromised by unauthorized access, we may face losses or other adverse consequences by unknowingly entering into unauthorized transactions. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks. Furthermore, such events may cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, including the transmission and execution of unauthorized transactions. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Our business is subject to significant credit risk.

In the normal course of our businesses, we are involved in the execution, settlement and financing of various customer and principal securities and derivative transactions. These activities are transacted on a cash, margin or delivery-versus-payment basis and are subject to the risk of counterparty or customer nonperformance. Although transactions are generally collateralized by the underlying security or other securities, we still face the risks associated with changes in the market value of the collateral through settlement date or during the time when margin is extended and the risk of counterparty nonperformance to the extent collateral has not been secured or the counterparty defaults before collateral or margin can be adjusted. We may also incur credit risk in our derivative transactions to the extent such transactions result in uncollateralized credit exposure to our counterparties.

We seek to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. We may require counterparties to deposit additional collateral or return collateral pledged. In the case of aged securities failed to receive, we may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty. However, there can be no assurances that our risk controls will be successful.

Derivative transactions may expose us to unexpected risk and potential losses.

We are party to a number of derivative transactions that require us to deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may have difficulty obtaining, or be unable to obtain, the underlying security, loan or other obligation through the physical settlement of other transactions. As a result, we are subject to the risk that we may not be able to obtain the security, loan or other obligation within the required contractual time frame for delivery. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.

We face numerous risks and uncertainties as we expand our business.

We expect the growth of our business to come primarily from internal expansion and through acquisitions and strategic partnering. As we expand our business, there can be no assurance that our financial controls, the level and knowledge of our personnel, our operational abilities, our legal and compliance controls and our other corporate support systems will be adequate to manage our business and our growth. The ineffectiveness of any of these controls or systems could adversely affect our business and prospects. In addition, as we acquire new businesses and introduce new products, we face numerous risks and uncertainties integrating their controls and systems into ours, including financial controls, accounting and data processing systems, management controls and other operations. A failure to integrate these systems and controls, and even an inefficient integration of these systems and controls, could adversely affect our business and prospects.

Certain business initiatives, including expansions of existing businesses, may bring us into contact directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and may expose us to new asset classes and new markets. These business activities expose us to new and enhanced risks, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, and reputational concerns regarding the manner in which these assets are being operated or held.

Our international operations subject us to numerous risks which could adversely impact our business in many ways.

Our business and operations are expanding internationally. Wherever we operate, we are subject to legal, regulatory, political, economic and other inherent risks. The laws and regulations applicable to the securities and investment banking industries differ in each country. Our inability to remain in compliance with applicable laws and regulations in a particular country could have a significant and negative effect on our business and prospects in that country as well as in other countries. A political, economic or financial disruption in a country or region could adversely impact our business and increase volatility in financial markets generally.

Legal liability may harm our business.

Many aspects of our business involve substantial risks of liability, and in the normal course of business, we have been named as a defendant or codefendant in lawsuits involving primarily claims for damages. The risks associated with potential legal liabilities often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. The expansion of our business, including increases in the number and size of investment banking transactions and our expansion into new areas impose greater risks of liability. In addition, unauthorized or illegal acts of our employees could result in substantial liability to us. Substantial legal liability could have a material adverse financial effect or cause us significant reputational harm, which in turn could seriously harm our business and our prospects.

Operational Risk

Operational risk refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. In addition, the transactions we process have become increasingly complex. If our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk. In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Our Operational Risk framework includes governance, collection of operational risk incidents, proactive operational risk management, and periodic review and analysis of business metrics to identify and recommend controls and process-related enhancements. Each revenue producing and support department is responsible for the management and reporting of operational risks and the implementation of the Operational Risk policy and processes within the department. Operational Risk policy, framework, infrastructure, methodology, processes, guidance and oversight of the operational risk processes are centralized and consistent firm wide and also subject to regional operational risk governance.

Legal and Compliance Risk

Legal and compliance risk includes the risk of noncompliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, anti-money laundering and record keeping. These risks also reflect the potential impact that changes in local and international laws and tax statutes have on the economics and viability of current or future transactions. In an effort to mitigate these risks, we continuously review new and pending regulations and legislation and participate in various industry interest groups. We also maintain an anonymous hotline for employees or others to report suspected inappropriate actions by us or by our employees or agents.

New Business Risk

New business risk refers to the risks of entering into a new line of business or offering a new product. By entering a new line of business or offering a new product, we may face risks that we are unaccustomed to dealing with and may increase the magnitude of the risks we currently face. The New Business Committee reviews proposals for new businesses and new products to determine if we are prepared to handle the additional or increased risks associated with entering into such activities.

Reputational Risk

We recognize that maintaining our reputation among clients, investors, regulators and the general public is an important aspect of minimizing legal and operational risks. Maintaining our reputation depends on a large number of factors, including the selection of our clients and the conduct of our business activities. We seek to maintain our reputation by screening potential clients and by conducting our business activities in accordance with high ethical standards. Our reputation and business activity can be affected by statements and actions of third parties, even false or misleading statements by them. We actively monitor public comment concerning us and are vigilant in seeking to assure accurate information and perception prevails.

Dividends Payment

The Company does not expect to pay dividends on common stock for the foreseeable near future.  Consequently, the only opportunity for investors to achieve a return on their investment may be if a trading market develops and investors are able to sell their shares for a profit or if business is sold at a price that enables investors to recognize a profit. The Company currently intends to retain any future earnings to support the business development and expansion of the business and do not anticipate paying cash dividends for the foreseeable future. The Company’s payment of any future dividends will be at the discretion of the Board of Directors after taking into account various factors, including but not limited to financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that may be a party to at the time. In addition, ability to pay dividends on common stock may be limited by state law. Accordingly, the Company cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of the business. At the present time there is a limited trading market for the shares. Therefore, holders of securities may be unable to sell them. The Company cannot assure investors that an active trading market will develop or that any third party will offer to purchase the business on acceptable terms and at a price that would enable investors to recognize a profit.

Disclosure of Data

Our marketplaces and platform generate and process a large quantity of transaction and demographic data. We face risks inherent in handling large volumes of data and in protecting the security of such data. In particular, we face a number of challenges relating to data from transactions and other activities on our platform, including:

•Protecting the data in and hosted on our system, including against hacking on our system by outside parties or our employees;

•Addressing concerns related to privacy and sharing, safety, security and others;

•Complying with applicable laws, rules and regulations relating to the collection, use, disclosure of personal information, including any requests from regulatory and government authorities relating to such data.

Any systems failure or security breach or lapse those results in the release of user data could harm our reputation and brand and, consequently, our business, in addition to exposing us to potential legal liability.

As we expand our operations, we may be subject to these laws in other jurisdictions where our customers and other participants are located. The laws, rules and regulations of other jurisdictions may impose more stringent or conflicting requirements and penalties than those in United State, compliance with which could require significant resources and costs. Our privacy policies and practices concerning the collection, use and disclosure of user data are posted on our websites. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or privacy protection-related laws, rules and regulations could result in proceedings or actions against us by authorities or others. These proceedings or actions may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and severely disrupt our business.

Systems and Network Security

Although we have employed significant resources to develop our security measures against breaches, our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including hacking, viruses, malicious software, break-ins, phishing attacks, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our systems. Breaches of our cybersecurity measures could result in unauthorized access to our systems, misappropriation of information or data, deletion or modification of client information or other interruption to our business operations. As techniques used to obtain unauthorized access to sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we may be unable to anticipate, or implement adequate measures to protect against these attacks. If we are unable to avert these attacks and security breaches, we could be subject to significant legal and financial liability, our reputation would be harmed and we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us or other participants, or the communication infrastructure on which we depend. Actual or anticipated attacks and risks may cause us to incur significantly higher costs, including costs to deploy additional personnel and network protection technologies, train employees, and engage third-party experts and consultants. Cybersecurity breaches would not only harm our reputation and business, but also could materially decrease our revenue and net income.

Acquisitions and Investments

We would progressively acquire and invest in a significant number of businesses, technologies, services and products. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, as well as strategic investments and alliances. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. These transactions involve significant challenges and risks, including:

•difficulties to integrate acquired/merged companies into the existing system and operations;

•disruptions to our ongoing business distracting our management and employees and increasing our expenses;

•losing skilled professionals as well as established client relationships of the businesses we invest in or acquire;

•for investments over which we may not obtain management and operational control to achieve our strategic goals in such investment;

•new regulatory requirements and compliance risks that we become subject to as a result of acquisitions in new industries;

•unforeseen or hidden liabilities or costs that may adversely affect us following our acquisition of such targets;

•regulatory hurdles including in relation to the anti-monopoly and competition laws, rules and regulations of United States and other countries in connection with any proposed investments and acquisitions;

•Challenges in achieving the expected benefits of synergies and growth opportunities in connection with these acquisitions and investments.

Cross-border Operations

As we plan to continue expanding our existing cross-border operations into existing and other markets, we will face risks associated with expanding into markets in which we have limited or no experience and in which our company may be less well-known. We may be unable to attract a sufficient number of customers and other participants, fail to anticipate competitive conditions or face difficulties in operating effectively in these new markets. The expansion of our cross-border business will also expose us to risks relating to staffing and managing cross-border operations, increased costs to protect intellectual property, tariffs and other trade barriers, differing and potentially adverse tax consequences, increased and conflicting regulatory compliance requirements, lack of acceptance of our service offerings, challenges caused by distance, language and cultural differences, exchange rate risk and political instability. Accordingly, any efforts we make to expand our cross-border operations may not be successful, which could limit our ability to grow our revenue, net income and profitability.

Transactions conducted through our cross-border market may be subject to different Securities Industry Act, Central Bank and Stock Exchange rules and regulations. These rules and regulations are complex, and authorities in the relevant jurisdictions may challenge our interpretation of applicable rules relating to blood sample shipments under their respective export laws and treaties. In addition, we will also face the challenge of complying concurrently with the compliance rules and regulations of multiple jurisdictions, and such rules or regulations could conflict or interact with each other in complex ways.

We have from time to time been subject to United States and other foreign government inquiries and investigations, including those relating to test results and alleged third-party intellectual property infringement. We also face scrutiny, and have been subject to inquiries and investigations, from foreign governmental bodies that focus on cross-border intellectual property protection, human rights and user privacy matters. None of these inquiries and investigations has resulted in significant restrictions on our business operations. However, as we continue to grow in scale and significance, we expect to face increased scrutiny, which will, at a minimum, result in our having to increase our investment in compliance and related capabilities and systems. The increasing sophistication and development of our user base will also increase the need for higher standards of user protection, privacy protection and dispute management. Any increased involvement in inquiries or investigations could result in significantly higher legal and other costs, diversion of management and other resources, as well as negative publicity, which could harm our business and reputation and materially reduce our revenue and net income.

Competitors’ Strategies

Due to intense competition in our industry, we have been and may be the target of incomplete, inaccurate and false statements about our company and our services that could damage our and our management’s reputation and our brand and materially deter consumers from making purchases on our marketplaces. Our ability to respond to our competitors’ misleading marketing efforts may be limited by legal prohibitions on permissible public communications by us during our initial public offering process or during future periods.

Global and Regional Economic Slowdown

The success of our business ultimately depends on customers’ risk consciousness. We derive substantially all of our revenue from United States and Asia Pacific region. As a result, our revenue and net income are impacted to a significant extent by economic conditions in United State, Asia Pacific and globally, as well as economic conditions specific to securities and finance industries. The global economy, markets and levels of consumer confident are influenced by many factors beyond our control, including investor perception of current and future economic conditions, political uncertainty, levels of employment, inflation or deflation, real disposable income, interest rates, taxation and currency exchange rates.

Investor Protection Laws

Due to investor complaints that have occurred in global capital market in recent years, the United States Government, media and public advocacy groups are increasingly focused on investor protection. Moreover, as part of our growth strategy, we expect to increase our focus on Artificial Intelligent (AI) areas, which could expose us to increasing liability associated with investor protection laws in those areas. Applicable investor protection laws in United States will hold the Company liable for failing to meet any undertakings make to consumers with regard to services provided. Even unsuccessful claims could result in the expenditure of funds and management time and resources and could materially reduce our net income and profitability.

Website Contents

Under United States and Asia Pacific regional common law, we are required to monitor our websites and the websites hosted on our servers and mobile interfaces for items or content deemed to be socially destabilizing, obscene, superstitious or defamatory, as well as items, content or services that are illegal to sell online or otherwise in other jurisdictions in which we operate our marketplaces, and promptly take appropriate action with respect to such items, content or services. We may also be subject to potential liability for any unlawful actions of our customers or users of our websites or mobile interfaces or for content we distribute that is deemed inappropriate. It may be difficult to determine the type of content that may result in liability to us, and if we are found to be liable, we may be subject to fines, have our relevant business operation licenses revoked, or be prevented from operating our websites or mobile interfaces in Asia Pacific.

In addition, claims may be brought against us for defamation, libel, negligence, copyright, patent or trademark infringement, tort (including personal injury), other unlawful activity or other theories and claims based on the nature and content of information posted on our marketplaces, including product reviews and message boards, by our customers and other participants. Regardless of the outcome of such a dispute or lawsuit, we may suffer from negative publicity and reputational damage as a result of these actions.

Additional Capital

We may require additional cash resources due to future growth, investment research and development of our business, including any investments or acquisitions we may decide to pursue. If our cash resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain new or expanded credit facilities. Our ability to obtain external financing in the future is subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows, share price performance, liquidity of international capital and lending markets and governmental regulations over foreign investment and the finance industry in Asia Pacific region. In addition, incurring indebtedness would subject us to increased debt service obligations and could result in operating and financing covenants that would restrict our operations. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favourable to us, or at all, could severely restrict our liquidity as well as have a material adverse effect on our business, financial condition and results of operations. Moreover, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders.

Insurance Coverage

We have obtained insurance to cover certain potential risks and liabilities, such as property damage. However, insurance companies in United States and Asia Pacific offer limited investment losses coverage products. As a result, we may not be able to acquire any insurance for certain types of risks such as professional liability or service disruption insurance for our operations in United States and Asia Pacific, and our coverage may not be adequate to compensate for all losses that may occur, particularly with respect to loss of business or operations. We do not maintain business interruption insurance or product liability insurance, nor do we maintain key-man life insurance. This could leave us exposed to potential claims and losses. Any business disruption, litigation, regulatory action, outbreak of epidemic disease or natural disaster could also expose us to substantial costs and diversion of resources. We cannot assure you that our insurance coverage is sufficient to prevent us from any loss or that we will be able to successfully claim our losses under our current insurance policy on a timely basis, or at all. If we incur any loss that is not covered by our insurance policies, or the compensated amount is significantly less than our actual loss, our business, financial condition and results of operations could be materially and adversely affected.

Occurrence of Natural Disasters

Our business could be materially and adversely affected by natural disasters, such as snowstorms, earthquakes, fires or floods or other events, such as wars, acts of terrorism, environmental accidents, power shortage or communication interruptions. The occurrence of such a disaster or other adverse uncontrollable situation in United States and Asia Pacific or elsewhere in the world could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of the facilities we use for our operations.

Risks Related to Doing Business in Asia Pacific Region

Changes in the political and economic policies of the local government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in Asia Pacific region.

The Asia Pacific economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. In addition, the government continues to play a significant role in regulating industry development by imposing industrial policies. The government also exercises significant control over economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

The local government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall economy, but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our businesses, financial condition and results of operations.

United States Taxation

United States company Income Tax Law likely will consider the Company to be a tax resident for tax purposes on its global income. Management intends to refer tax compliance matters to a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of a company. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Company Income Tax Law.

Fluctuations in Exchange Rates

The value of the U.S. Dollar (“USD”) against the Asia Pacific and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the U.S. Government. The Company is a holding company, and it plans to rely on dividends paid by our operating in Asia Pacific for its cash needs. Any significant revaluation of the USD may materially reduce any dividends payable on the Company’s shares in USDs. To the extent that the Company needs to convert Asia Pacific currency the Company receives into USD for the Company’s operations, appreciation of the USD against the Asia Pacific would have an adverse effect on the USD amount the Company would receive. Conversely, if the Company decides to convert our USD into Asia Pacific currency for the purpose of making payments for dividends on the Company’s ordinary shares or for other business purposes, appreciation of the U.S. Dollar against the Asia Pacific currency would have a negative effect on the U.S. Dollar amount the Company would receive.

The Management of the Company seeks to limit these risks through effective Risk Management Practices. However, there is no assurance that adverse changes in the business environment will not have an impact on the Company.

Reporting and Corporate Governance Requirements

The Company is a U.S. reporting company, and is obligated to file with the U.S. Securities and Exchange Commission annual and quarterly information and other reports that are specified in the U.S. Securities Exchange Act of 1934. The Company is also subject to other reporting and corporate governance requirements under the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated thereunder, all of which will continue to impose significant compliance and reporting obligations upon us.

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

Sustainability of the Business

Although the Company plans to operate in a highly competitive industry, the Company’s management believes that the following strengths contribute to the Company’s success and are differentiating factors that set the Company apart from its peers. Management has made solid moves to ensure that the Company is now well positioned to drive revenue from all sectors of the business and service segments.

As of the date of this Annual Report, the Company had a number of financial services tailored for different segments of the market. In addition, through the Company’s acquisition and mergers efforts, the Company hopes to be able to launch new financial products continuously.

To maintain the growth of the Company’s business and sustain the Company’s position in the market, the Company’s management anticipates relying on these key drivers as part of the Company’s growth strategy:

1.Expansion of securities trading infrastructure and increased product range for new businesses. Currently, management believes that the Company’s business model can be improved with additional FinTech facilities and marketing efforts. With investments that the Company plans to put into its equipment and facilities, the Company plans to be able to take on additional businesses contracts and increase its revenue.

2.Achieving a dominate position in the products and services. The Company has comprehensive financial product ranges for all functional types. The Company is seeing tremendous growth opportunities in this business segment, as investors have started paying attention the investment risks associated with optimum risk/return matrix and diversification. We plan to focus our investments in FinTech, renewable energy and healthcare sectors as our strategic priority for the next few years.

3.Further exploration of opportunities in emerging markets. We have planned to market our products and services to other regions countries in Asia Pacific, especially in China and Southeast Asia. We have actively participated trade promotion in major cities across Asia Pacific by assigning our sales specialists to those regions to establish long-term business relationship with the local institutional investors. This extensive network ensures our products and services effective in gaining the initial interest and attention of prospective investors in new market with relatively low cost, especially providing unique products and services.

4.As of today, we have set an immediate target to increase our presence in the Greater China region by collaboration with a leading renowned China group, HUANJIA and Far East Banking Group outlets in Hong Kong the Greater China region. In addition, we will continue to leverage on our investment research and artificial intelligent (AI) capability to better serve different segments of the market.

5.Rebranding ourselves as a premium, integrated full-service solution provider. The combination of our top-notch research and AI capabilities and our financial engineering expertise enables us to provide comprehensive solutions to our clients. In addition to our client-centric products we currently offer, our goal is to eventually provide all of our clients with collaborative services that would give us the opportunity to work alongside our clients as partners, and to execute in an effective and efficient consultative manner.

6.Mergers and Acquisitions. We closely follow and investigate potentially profitable and strategic acquisitions and combinations within our industry. We continuously seek synergistic partnerships to acquire additional technologies, products, services, operations and/or geographic capabilities that can provide long-term growth. While we currently do have specific mergers or acquisition targets, we plan to explore the possibility of completing a few vertical or horizontal acquisitions in the next few months to expand our presence in the industry immediately.

We have received a going concern opinion from our auditors, and we are currently operating at a loss, which raises doubt about our ability to continue as a going concern.

We have received a “Going Concern” opinion from our auditors. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2022, and a net loss and net cash used in operating activities for the year ended December 31, 2022 and 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In addition, public figures in the United States and other public officials, including members of the U.S. Congress, continue to signal a willingness to revise, renegotiate, or terminate various multilateral trade agreements under which U.S. companies currently exchange products and services around the world and to impose taxes or other adverse consequences on certain business activities. It is not known what specific measures might be proposed or how they would be implemented and enforced. There can be No assurance that pending or future legislation or executive action in the U.S. that could significantly increase costs with respect to our foreign operations and, consequently, adversely affect our business, financial condition or results of operations, will not be enacted. In addition, such steps, if adopted, could also lead to retaliatory actions by other foreign governments through measures to prohibit, reduce or discourage business of foreign companies, or other means, which could make it more difficult for us to do business in those countries.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to Smaller Reporting Companies.

ITEM 2.  PROPERTIES.

The Company’s principal executive offices are located at 100 N. Barranca St. #1000, West Covina, CA. 91791.

The offices consist of approximately 200 square feet of office space.  Our officers have provided office space for free for the mean time and have yet to reach a formal lease agreement with any of the officers as of the date of filing. We believe that this space is adequate for our current needs.  The address of each of the subsidiaries is C/O the Company at the address listed above.

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

Shareholders

As of April 14, 2023, the Company had 8 shareholders of record.

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

In February 2023, the Company issued a total of 1,000,100 shares to two shareholders of the Company in connection with the Share Exchange Agreements, discussed above under the heading “Business.”

The issuance of the shares to the two shareholders in the Share Exchange Agreements was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the certificates reflecting the securities.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of 2022, there were no purchases of the Company’s equity securities by the Company or affiliated purchasers

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto included elsewhere in this prospectus. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions including those set forth under the heading "Risk Factors" and elsewhere in this prospectus. Our actual results and the timing of selected events discussed below could differ materially from those expressed in, or implied by, these forward-looking statements.

The following discussion highlights the results of operations of the Company and subsidiaries and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s audited financial statements contained in this Current Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The share exchanges were treated as a capitalization between entities under common control, as the same controlling shareholders (Dr. Chin and Mr. Chin) controlled both the Company and QSC before and after the transaction. The consolidation of the Company and its subsidiary was accounted for at historical cost, and the consolidated financial statements were prepared as if the transaction had become effective as of the beginning of the earliest period presented.

The audited financial statements for our fiscal years ended December 31, 2022 and 2021, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Corporate History and Background

On February 13, 2023, the Company entered into share exchange agreements with the two shareholders of QMIS Securities Capital (M) Sdn. Bhd. (“QSC”), Dr. Chin Yung Kong (the CEO of the Company and QSC) and Chin Hua Fung. The agreements involved the exchange of all outstanding shares of QSC's common stock for an equivalent number of the Company's common stock. Dr. Chin exchanged 700,070 shares of QSC's common stock, while Mr. Chin exchanged 300,030 shares of QSC's common stock. As a result of the share exchanges, the Company became the sole shareholder of QSC.

As the result of the Share Exchange (discussed above), the Company, through its wholly owned subsidiary QSC has diversified its business focus from consultancy services to investment banking and payment gateway platform through its 100% owned in QMIS Finance Limited (HK)'s subsidiaries: (i) QMIS Investment bank Limited (100% owned);

and (ii) QMIS-Richwood BlackTech Sdn. Bhd. (51%).  Accordingly, a discussion of the past, pre-Share Exchange financial results of QMIS Securities Capital (M) Sdn. Bhd. (“QSC”), is not pertinent, and under applicable accounting principles, the historical financial results of QMIS Finance Limited (“QFL”) and QMIS TBS Capital Group Corp. (HK) (“QTBS”), the wholly owned operating subsidiary of QSC, the accounting acquirer, prior to the Share Exchange are considered the historical financial results of the Company.

Organization

QMIS Securities Capital SDN BHD (“QSC,” “we,” or “us”) was incorporated by the Companies Commission of Malaysia on January 13, 2015, under the Companies Act 1965 as a private limited company with the name Multi Securities Capital (M) SDN BHD. Subsequently, the name was changed to QMIS Securities Capital (M) SDN BHD on March 19, 2015.

On November 16, 2015, QSC acquired 99.9% equity ownership interest of QMIS Capital Venture SDN BHD (“QCV”), which was incorporated by the Companies Commission of Malaysia on January 14, 2015, under the private limited company act with the name Diversified Multi Capital Venture (M) SDN BHD. Subsequently, the name was changed to QMIS Capital Venture SDN BHD on March 19, 2015.

On October 15, 2015, QSC acquired 69.99% equity ownership interest of QMIS World Trade International SDN BHD (“QWT”), and subsequently on November 27, 2015, QSC acquired anther 0.01% equity ownership interest in QWT, which was incorporated by the Companies Commission of Malaysia on 15 October 2014, under the private limited company act with the name of Santubong Business Trading SDN BHD. Subsequently, the name was changed to QMIS World Trade International SDN BHD on August 7, 2015.

On December 31, 2021, QSC acquired 100% equity ownership interest of QMIS TBS Capital Group Corporation Limited (“QTBS”), which was incorporated in Hong Kong on September 9, 2013, under the Companies Ordinance as a limited liability company under the name QMIS Huayin Finance Credit Limited. Subsequently, the name was changed to QMIS Ample Luck Financial Group Limited on July 19, 2018, and finally QMIS TBS Capital Group Corporation Limited on June 16, 2020.

On December 31, 2021, QSC acquired 100% equity ownership interest of QMIS Finance Limited (“QFL”), which was incorporated in Hong Kong on July 20, 2007, under the Companies Ordinance as a limited liability company with the name of Hua Xia Syndicate Financial Credit Limit. Subsequently, the name is changed to QMIS Syndicate Financial Credit Limited on February 21, 2014, and finally to QMIS Finance Limited on March 31, 2016.

On May 27, 2020, QFL, QSC, and QWT acquired 60%, 20%, and 20%, respectively, equity ownership interest in QMIS Green Energy Berhad (“QGE”), which was incorporated by the Companies Commission of Malaysia on May 27, 2020, under the private limited company act with the name of QMIS Waste Management Group Berhad. Subsequently, the name was changed QMIS Green Energy Berhad on September 13, 2022.

On May 8, 2020, QFL, QSC, and QWT acquired 60%, 20%, and 20%, respectively, equity ownership interest in QMIS Biotech Group Berhad (“QBT”), which was incorporated by the Companies Commission of Malaysia on 8 May 2020, under the private limited company act with the name of QMIS Biotech Group Berhad. Subsequently, the name was changed to QMIS Biotech Group Berhad on May 29, 2020.

On June 22, 2020, QFL incorporated QMIS Investment Bank Limed (“QIB”) by the Labuan Financial Services Authority (LFSA) in Malaysia under the company limited by shares act with the name of QMIS Finance (L) Limited. Subsequently, the name was changed to QMIS Labuan Investment Bank Limited on March 24, 2021, and finally to QMIS Investment Bank Limited on 28 July 2022. QFL owns 100% equity ownership interest in QIB.

On June 21, 2021, QFL and four other shareholders incorporated QMIS Richwood Blacktech Sdn. Bhd. (“QR”) by the Companies Commission of Malaysia under the private limited company act. QFL owns 51% equity ownership interest in QR.

A schematic of the Company’s current corporate structure is set forth below.

OVERVIEW

The current structure and operations of the Company, which is comprised of QMIS TBS Capital Group Corp as the holding company, along with its subsidiaries QSC, QFL, QTBS, QR, QIB, QGE, QBT, QWT, and QCV.

QSC, QFL, and QTBS collaborate to provide consultant services, while QR is focused on software development. Starting from early 2023, QR generates revenue from its online payment software. At present, the other companies are not engaged in any business operations.

Henceforth, for the purposes of this statement, QMIS TBS Capital Group Corp, QSC, QFL, QTBS, QR, QIB, QGE, QBT, QWT, and QCV will be referred to as the Company.

QSC is an investment holding company and involved in providing investment banking and other financial services in Hong Kong and Malaysia through its direct and indirect subsidiaries shown below:

-QMIS Securities Capital (M) Sdn. Bhd. (“QSC”),

-QMIS TBS Capital Group Corp. (HK) (“QTBS”),

-QMIS Finance Limited (“QFL”),

-QMIS Investment Bank Limited (“QIB”),

-QMIS Richwood Blacktech Sdn. Bhd. (“QR”).

QMIS Securities Capital (M) Sdn. Bhd. (“QSC”)

QSC is a professional firm geared to support and provide advisory services which includes the incubations of high tech and high growth companies.

QSC owns 100% of QMIS Securities Capital (M) Sdn Bhd (“QSC”), which owns:

-100% of QMIS TBS Capital Group Corp (HK) (“QTBS”),

-100% of QMIS Finance Limited (“QFL”),

-99.9% of QMIS Capital Venture Sdn. Bhd (“QCV”),

-70% of QMIS World Trade International Sdn. Bhd. (“QWT”),

-20% of QMIS Biotech Group Berhad (“QBT”), and

-20% of QMIS Waste Management Group Berhad (“QWM”).

QMIS TBS Capital Group Corp. (HK) (“QTBS”)

QTBS is a limited liability company incorporated and domiciled in Hong Kong. QMIS TBS Group perpetually generates ideas to grow and add value to its people, clients, shareholders, and the communities it serves. It aims to excel in dimensions such as client service and support with effective risk management and decision making.

The principal activity of QTBS is the provision of corporate advisory services which includes incubating FinTech and high growth companies. QTBS focuses on the small to middle market companies in China, Malaysia and South East Asia. It has an extensive international, national, and local network of consultants, business advisors, and directors to assist clients with business incubators: raising capital, private equity, due diligence, business valuation, merger and acquisition, accounting and market research services.

QTBS provides a wide range of corporate advisory services to its clients as follow:

•Management and Strategy Consulting

•Corporate Advisory

•Market Research and Survey

•Business Incubation

QMIS Finance Limited (“QFL”)

QFL is an Investment Holding Company and has two subsidiaries as of August 31, 2021:

-QMIS Investment Bank Limited (“QIB”) (100%); and

-QMIS Richwood Blacktech Sdn. Bhd. (“QR”) (51%)

QMIS Investment Bank Limited (“QIB”)

QIB is set to offer a full range of financial products and services covering investment banking, digital banking, private banking and asset management services licensed by Labuan Financial Services Authority (LOFSA), Malaysia.

Furthermore, QIB will also provide conventional investment banking services such as private placement, wealth management, and corporate finance advisory and solutions in working capital management, fund raising, IPO, and merger and acquisition consulting services to its clients.

QMIS Richwood Blacktech Sdn. Bhd. (“QR”)

QR is a new company established in Malaysia involved in the Electronic Payment and Transaction Enabler services with a centralized platform for various payment transactions and value-added services. QR has entered into a partnership with ManagePay Services Sdn. Bhd. (“MPay”) for the issuance of e-wallet and prepaid card services. MPay will act as the underlying technology provider and licensing for QR's payment solutions, while QR acts as a payment system enabler, providing payment infrastructure and card processing for card payment scheme owners. with QR's mobile e-wallet tied up with an international prepaid card as an addition payment option can be used by consumers at merchants for cashless transactions in various retail sectors. QR's goal is to develop comprehensive payment products and services with international payment capability and security compliance to tap into the FinTech market. We are partnering with experienced players in the payment system industry and plan to develop a Super App to upgrade the payment system infrastructure and solutions.

As of the date of this Report, QFL, QTBS, and QSC were working together to provide consultant services, while QR was engaged in the business of electronic payment solution. The other companies, QMIS Capital Venture Sdn Bhd (“QCV”), QMIS World Trade International Sdn. Bhd. (“QWT”), QMIS Biotech Group Berhad (“QBT”), and QMIS Green Energy Berhad (“QGE”) were not engaged in business as of the date of this Report.

GOING CONCERN

The financial statements have been prepared on the basis that we will continue as a going concern, which assumes that we will be able to realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

During the years ended December 31, 2022 and 2021, the Company incurred net losses of $2,248,932 and $68,581, respectively. Furthermore, as of December 31, 2022 and 2021, the Company had an accumulated deficit of $3,013,236 and $786,951, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need to secure additional capital resources. Management's plan is to obtain such resources by obtaining capital from directors/shareholders sufficient to meet its minimal operating expenses and seeking third-party equity and/or debt financing. However, it should be noted that management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS

Our results of operations have been and will continue to be affected by a number of factors, including those set out below:

Corporate Consultant Services

Corporate consultant professional firms play a critical role in providing strategic, operational and organizational advice to businesses. Their success is influenced by a variety of internal and external factors that can positively or negatively impact their operations.

Market and Competitive Environment

The market and competitive environment are among the most significant drivers of success for a corporate consultant professional firm. Firms must be aware of the current trends in their respective industries and the competitive landscape to remain relevant and competitive. To address this challenge, QSC must continuously innovate their services and develop new, more effective solutions to meet their clients' evolving needs. Additionally, they must maintain strong relationships with clients and establish a reputation as a trusted advisor in their industry.

Talent Management

The quality of talent and the ability to attract, retain, and develop top-performing employees is critical to the success of a corporate consultant professional firm. To address this challenge, firms must have a robust human resource management strategy in place that prioritizes talent management, career development, and diversity and inclusion. QSC must also provide competitive compensation and benefits packages and cultivate a positive, supportive work environment to retain top talent and attract new hires.

Industry Knowledge

Keeping up with the latest industry knowledge is important for staying competitive and meeting the evolving needs of customers and users. Firms must continuously invest in training and professional development programs that support the delivery of effective solutions and services to clients. To address this challenge, QSC must have a clear human resources development strategy in place that aligns with our business goals and supports its operations.

Additionally, firms must invest in training and development programs for their employees to ensure that they have the skills and knowledge necessary to effectively use technology in their work.

Research methodology, Data Analysis and Interpretation

The quality of the research methodology used by a market research firm affects its results. Firms that use rigorous and reliable research methods are more likely to deliver accurate and relevant insights to their clients.

The ability to analyze and interpret data effectively is a key factor in the success of a market research firm. A firm that can turn raw data into meaningful insights and recommendations is more likely to deliver value to its clients. Market research firms that have a deep understanding of specific industries are more likely to deliver relevant and accurate insights. This requires a combination of knowledge and experience in the industry and an understanding of the current market trends and dynamics.

Client relationships

A strong client relationship is essential for the success of a consultant firm. Firms that build strong relationships with our clients are more likely to receive repeat business and positive word-of-mouth referrals.

Electronic Payment Solution

Regulation and compliance:

In Malaysia, the regulation and compliance for operating an e-wallet, a payment gateway business activity is governed by the central bank of Malaysia, Bank Negara Malaysia (“BNM”). BNM oversees and regulates the payment system in Malaysia to ensure its safety, efficiency, and stability. To operate an e-wallet payment gateway business, the service provider needs to obtain an e-money issuer (EMI) license from Malaysia Central Bank (“BNM”). In addition, the operator must comply with Anti-Money Laundering (AML) and Counter Financing of Terrorism (CFT) regulations set by BNM to prevent illegal activities such as money laundering and terrorism financing. The operator will also need to comply with Personal Data Protection Act (PDPA) to ensure the security and privacy of your customers' personal and financial information.

As of the date of this Report, QR did not hold an e-money issuer (EMI) license, but instead uses the license held by ManagePay Services Sdn. Bhd. (“MPay”). QR operates as a white-label partner of MPay, utilizing MPay's e-money issuer (EMI) license, which is regulated by the Malaysia Central Bank (“BNM”). This partnership enables QR to provide e-wallet services to its customers under its own brand, while ensuring compliance with applicable regulations through MPay's license.

Other General Market Conditions Affecting the Performance of the Company:

•Technical expertise

QR's success in the e-wallet payment solution business is dependent on its technical expertise. QR must have a deep understanding of the technology used in the payment solutions industry, and continually invest in its people and technology to remain at the forefront of the industry.

•Compliance with regulations

The e-wallet payment solution business is subject to strict regulations, and QR must comply with these regulations to operate successfully. QR employed a strong compliance program in place to ensure that its solutions are secure, transparent, and compliant with all relevant regulations.

•User adoption

QR's success in the e-wallet payment solution business is dependent on the adoption of its solutions by users. We are committed to develop payment solutions that are user-friendly, secure, and accessible to a wide range of users.

•Market competition

The e-wallet payment solution market is highly competitive, and QR must be able to compete effectively against other solutions providers. QR must differentiate itself from its competitors through its expertise, quality of service, and pricing strategy.

•Data security

The security of user data is a critical factor in the success of QR's e-wallet payment solution business. We are committed to invest in robust security measures to ensure that user data is protected against cyber threats.

•Market demand

The demand for the services is constantly evolving, and QR must be able to adapt to changing market conditions. QR must be able to respond to changes in technology and the needs of its clients to remain competitive.

•Client satisfaction

QR's success is dependent on the satisfaction of its clients. QR must deliver high-quality software development solutions that meet the needs of its clients and provide ongoing support to ensure their continued success.

•Financial resources

QR's financial stability is a key factor in its success. QR must have the resources to invest in its people and technology, and maintain a healthy balance sheet to support its growth.

•Cost management

QR's ability to manage costs is also important to its success. QR must balance the cost of delivering high-quality software development services with the need to remain profitable.

•Challenges of geographic concentration

QR may only be able to serve a smaller portion of the overall market. Additionally, geographic concentration can also lead to increased competition in a particular area, which can drive down prices and make it more difficult for us to differentiate our services from those of our competitors.

•Marketing and brand awareness

Marketing and brand awareness can greatly impact the success of an e-wallet service provider. Firms that are able to effectively market their services and build a strong brand are more likely to attract and retain users.

QR is committed continually evaluate these factors and implement strategies to overcome any risk factors that may affect its success. This may include:

•User experience

A user-friendly interface and seamless transaction process are crucial for attracting and retaining users.

•Security

Ensuring the security of users' funds and personal information is paramount.

•Partnership and integration

Establishing partnerships and integrating with merchants, banks, and other financial institutions is crucial for providing a comprehensive service and increasing adoption.

•Marketing and user acquisition

Effective marketing and user acquisition strategies are important to reach and onboard a large user base.

•Regulation compliance

Ensuring compliance with regulatory requirements and obtaining necessary licenses is critical for operating legally and building trust with users.

•Scalability

The ability to scale the platform and handle increasing transaction volumes is crucial for long-term success.

•Regional market expanding

Company needs to adopt a more diversified approach to its service offerings and consider expanding into new geographic areas. This could include investing in new infrastructure and resources, as well as developing new partnerships and strategic alliances with local businesses and organizations.

•Continuous innovation

Keeping up with the latest technologies and continuously improving the platform is important for staying competitive and meeting the evolving needs of users.

Investment Banking Services

Regulation and compliance:

Operating a Labuan FSA-licensed investment bank in Malaysia requires strict adherence to the regulations and guidelines set by the Labuan Financial Services Authority (Labuan FSA) and international regulatory bodies. A strong commitment to compliance and a robust risk management framework are essential for the success and sustainability of the business. The regulatory authority responsible for overseeing and regulating the financial services industry in the Labuan International Business and Financial Centre (IBFC). The Labuan IBFC is a special economic zone in Malaysia established to promote and develop the offshore financial services industry.

As a licensed investment bank in Labuan, Malaysia, QMIS Investment Bank Limited (”QIB”) must comply with the licensing requirements set by the Labuan FSA. This includes submitting an application for a license, providing evidence of financial stability and operational readiness, and demonstrating a strong commitment to compliance with regulatory requirements and ethical standards. In terms of ongoing compliance, QIB must adhere to the regulations and guidelines set by the Labuan FSA, including those related to financial reporting, risk management, and consumer protection. QIB will also be required to conduct periodic internal audits to ensure compliance with regulations and to identify any potential risks or areas for improvement.

Additionally, QIB must comply with international regulations and standards, such as the Basel Accords and the Financial Action Task Force (FATF) recommendations, to prevent money laundering, terrorism financing, and other illegal activities. This includes implementing and maintaining robust Anti-Money Laundering (AML) and Counter Financing of Terrorism (CFT) policies and procedures, as well as performing customer due diligence and monitoring transactions for suspicious activities.

Other General Market Conditions Affecting the Performance of the Company:

Labuan FSA licensed investment banks operate in a highly competitive and regulated financial services market. The results of these banks are impacted by a variety of factors, including economic conditions, competition, regulatory environment and technology advancements.

Economic conditions

The performance of investment banks is closely tied to the state of the economy. A strong economy generally leads to increased demand for investment banking services, while a weak economy can result in decreased demand. The impact of economic conditions is particularly pronounced in the investment banking industry due to its reliance on capital markets, which are subject to fluctuations based on economic performance.

Competition

The investment banking industry is highly competitive, with many players vying for a share of the market. Competition can impact the results of investment banks in several ways, including pricing pressure, increased marketing and advertising expenses, and the need to invest in technology and other resources to remain competitive. In addition, new entrants into the market can disrupt existing players by offering new products and services.

Regulatory environment

The investment banking industry is heavily regulated, with regulations affecting virtually every aspect of the business. Changes in regulations, particularly in response to economic or market conditions, can have a significant impact on the results of investment banks. For example, increased regulatory requirements may result in increased compliance costs, while changes to existing regulations may impact QIB's ability to generate revenue from certain products and services.

Technology advancements

Technology continues to play an increasingly important role in the investment banking industry, with advances in areas such as automation, artificial intelligence and blockchain having the potential to disrupt existing business models and create new opportunities. Investment banks that fail to keep up with technology advancements may find themselves at a disadvantage compared to their competitors, while those that embrace new technologies may reap significant benefits in terms of efficiency and profitability.

The success of our business operation is impacted by a variety of factors, including economic conditions, competition, regulatory environment and technology advancements. The management strategies that are able to effectively navigate these factors and adapt to changing conditions are likely to be more successful than those that do not. To remain competitive, business model and decision must be proactive in their approach, continuously monitoring changes in the market and adapting their strategies as needed to stay ahead of the competition.

INDUSTRY

The Market Size of E-payment Industry in Southeast Asia.

The e-payment industry in Southeast Asia is growing rapidly, driven by the region's large and growing population, increasing smartphone adoption, and favorable demographic and economic trends. According to a recent report by Google, Temasek, and Bain & Company, the e-payment market in Southeast Asia is expected to reach $300 billion by 2025, representing a significant opportunity for companies operating in this space. Southeast Asia has a young and tech-savvy population, with a large proportion of the population having access to smartphones and internet services. This has led to the growth of online commerce and digital financial services, including e-payments, in the region. According to the same report, e-commerce sales in Southeast Asia are projected to reach $300 billion by 2025, representing a significant portion of the overall e-payment market.

The e-payment industry in Southeast Asia is highly competitive, with several major players vying for market share. Some of the key players in the region include Grab, Gojek, Razer, Sea Limited, and Singtel. These companies offer a range of services, including ride-hailing, food delivery, mobile payments, and digital wallets. In terms of growth, the e-payment market in Southeast Asia is expected to grow at a rapid pace over the next few years, driven by increasing adoption of digital financial services, the expansion of e-commerce, and the growth of the region's young and tech-savvy population.

Overall, the e-payment industry in Southeast Asia presents a significant opportunity for companies looking to enter this market. With a large and growing population, increasing smartphone adoption, and favorable demographic and economic trends, the region is poised for continued growth in the e-payment space.

Impact of the COVID-19 Pandemic on Our Business and Operations

The pandemic has resulted in widespread economic disruption and uncertainty, which has caused many organizations to reduce their budgets and spending on consulting services. Additionally, the shift to remote work and the need to rapidly adapt to changing circumstances has created new challenges and opportunities for consulting and investment banking firms.

The COVID-19 pandemic has had a negative impact on our consulting business segment, primarily due to our main client base and revenue being generated from Malaysia and Hong Kong. The uncertain economic conditions, travel restrictions, and quarantines have impeded our ability to contact clients and build trust, leading to a decrease in demand for our services. The operations of our clients have also been negatively impacted, further exacerbating the situation. Although the full impact of the pandemic is difficult to predict, the prolonged nature of the pandemic and potential mutations of the virus poses significant uncertainties that may materially and adversely affect our business, results of operations, and financial condition.

To mitigate these impacts, we have adapted our operations to a virtual or remote-based model, while also finding ways to help clients address the unique challenges posed by the pandemic. Despite these challenges, the investment banking and consulting industry is likely to remain an important source of support and expertise for organizations as they navigate this crisis and beyond.

The lockdowns, quarantines, and travel restrictions have led to a shift towards digital and online transactions, resulting in increased adoption of e-wallet services as people opt for contactless and cashless payment options. This has created new opportunities for e-wallet providers to grow their market share and attract new users. On the retail side, the pandemic has led to store closures and reduced foot traffic, causing many brick-and-mortar retailers to shift their focus towards online sales and e-commerce. This has put pressure on retailers to enhance their digital capabilities and develop new strategies to reach customers through online channels. However, any resurgence of the pandemic could have a negative impact on consumer spending and lead to further reductions in retail sales and e-wallet transaction volume as well.

Impact of the Russia-Ukraine war on Our Business and Operations

The ongoing Russia-Ukraine war may have some indirect effects on the consultant firm, investment banking, and e-wallet business in Malaysia and the Asia Pacific region. Conflict in the region can lead to geopolitical tensions, economic uncertainty, inflation, rise of interest rate and decreased investor confidence, which could negatively impact the consulting and investment banking industries as clients become more cautious with their spending. In the e-wallet sector, the impact may be limited, as e-wallet services are less dependent on geopolitical stability and more on consumer adoption and usage. However, if the conflict escalates and leads to a broader economic slowdown in the region, it could lead to decreased consumer spending and negatively impact the e-wallet industry. It is important to note that the extent of the impact will depend on the evolution of the conflict and its impact on the global economy.

Revenue Recognition

QSC adopted Accounting Standards Codification (“ASC”) 606 upon inception. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, QSC performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

During the current reporting period, we did not make any significant changes to our revenue recognition policies and practices. However, we continue to monitor changes in accounting principles and regulations to ensure that our policies and practices are up-to-date and in compliance with current accounting standards.

QSC currently generates its revenue from the following main sources:

-Revenue from consultant services:

QSC, QFL, and QTBS work together to provide business consultant services to customers. The revenue is recognized at the point in time when the consultant services promised are performed and accepted by the customers, which is generally when the consultant project is delivered and accepted by the customer. Our services include management and strategic planning, organizational development and implementation support, merger and acquisition, valuation report, industry and market survey and business incubation.

Our consulting services are generally provided over a period of several months, and we perform the services specified in our contracts with clients. We monitor the progress of our consulting projects on an ongoing basis to ensure that we are on track to meet our obligations under our contracts. If we determine that we will not be able to meet the requirements of a contract, we will take the necessary steps to renegotiate the terms of the contract with the client or make other arrangements to ensure that we can meet our obligations.

-Revenue from Software Development:

QR provides customers with software development and support service pursuant to their specific requirements, which primarily compose of custom application development, supporting, and training.  QSC generally recognized revenue at a point in time when control is transferred to the customers and QSC is entitled to the payment, or when the promised services are delivered and accepted by the customers.

Payments for services received in advance in accordance to the contract is recognized as deferred revenues when received.

Cost of Revenues

Cost of revenues primarily consists of salaries and related expenses (e.g. bonuses, employee benefits, statutory pension contribution, and payroll taxes) for personnel directly involved in the delivery of services and products directly to customers. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs.

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income/loss, its components and accumulated balances. Components of comprehensive income/loss include net income/loss and foreign currency translation adjustments. The component of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments.

Credit Risk

Customer accounts typically are collected within a short to medium period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to accounts receivable.

Research and Development Expenses

Research and development expenses consist primarily of fees we are being charged for developing the source code of the software platform enabling us to build new products as well as improve existing products. We expense substantially all of our research and development costs as they are incurred.

Result of Operations

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021.

The following table summarizes the results of our operations during the year ended December 31, 2022 and 2021, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such years:

	For the 12 Months ended December 31,
	2022		2021		Variance
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

REVENUE	$1,261,771	100%	4,386,915	100%	(3,125,144)	-71%
COST OF REVENUES	1,604,013	127%	2,748,036	63%	(1,144,023)	-42%
GROSS PROFIT	(342,242)	-27%	1,638,879	37%	(1,981,121)	-121%

Operating expenses:
General Administrative Expenses	1,653,468	131%	1,485,431	34%	168,037	11%
Research and development expenses	-	0%	37,091	1%	(37,091)	-100%
Total operating expenses	1,653,468	131%	1,522,522	35%	130,946	9%

Income (Loss) from Operation	(1,995,710)	-158%	116,357	3%	(2,112,067)	1815%

Total Other Income (Expense)	(3,581)	0%	(7,511)	0%	3,930	52%

Loss before Provision of Income Tax	(1,999,291)	-158%	108,846	2%	(2,108,137)	1937%

Provision for income tax	249,641	20%	177,427	4%	72,214	41%

Net Income (Loss)	$(2,248,932)	-178%	(68,581)	-2%	(2,180,351)	3179%

The Company incurred net loss of $2,248,932 for the year ended December 31, 2022, compared to net loss of $68,581 for the prior year ended December 31, 2021. The increase in net loss is primarily due to decrease in revenue of $3,125,144 and an increase in operating expenses of $130,946 in 2022, compared to the higher revenue of $4,386,915 and lower operating expenses of $1,522,522 in 2021. The management is taking steps to improve its financial performance, including a reduction in management and consultant fees. This reduction is expected to have a positive impact on the company's financial performance and position the company.

Revenues

Our different revenue sources for the year ended December 31, 2022 and 2021, were as follows:

	For the 12 Months ended December 31,
	2022		2021		Variance
	Amount	%	Amount	%	Amount	%
Consultant Services	$1,154,912	92%	$4,386,915	100%	$(3,232,003)	-74%
Software-development related parties	106,859	8%	-	0%	106,859	100%
Total Revenue	$1,261,771	100%	$4,386,915	100%	$(3,125,144)	-71%

Consultant services revenue in the year ended December 31, 2022, was $1,154,912, which is a decrease of approximately 74% compared to $4,386,915 during the year ended December 31, 2021. We experienced reduced demand for our consultant services. This decrease attributed to various factors, such as changes in market conditions, Russia-Ukraine war, increased competition, and a shift in the company's focus towards other revenue streams.

Software development revenue in the year ended December 31, 2022, was $106,859, which is an increase compared to zero revenue in the year ended December 31, 2021. This newly established revenue stream was attributed to the company's efforts to diversify its revenue streams.

Overall, the company's total revenue for the year ended December 31, 2022, was significantly impacted by the decrease in consultant services revenue. However, the company's efforts to diversify its revenue streams through software development, payment gateway and investment banking services anticipated will contribute positive results in future period. We will continue to monitor market conditions and explore opportunities to further diversify its revenue streams and improve financial performance.

Cost of Sales

The following table sets forth the breakdown of our total cost of sales for the year ended December 31, 2022 and 2021:

	For the 12 Months ended December 31,
	2022		2021		Variance
	Amount	%	Amount	%	Amount	%
Cost of Consultant Services	$1,529,693	95%	$ 2,748,036	100%	$ (1,218,343)	-44%
Cost of Software-development	74,320	5%	-	0%	74,320	100%
Total Cost of Sales	$1,604,013	100%	$ 2,748,036	100%	$ (1,144,023)	-42%

The total cost of revenue for the year ended December 31, 2022, was $1,529,693 for consultant services related and $74,320 for software development related costs. This represents a decrease in consultant service costs of $1,218,343 compared to the same period in the previous year, when consultant services cost was $2,748,036 and there were no software development costs. The decrease in overall cost of revenue is mainly due to a decrease in demand for the Company's consultant services during the current period.

Gross Profit

Our total gross profit decreased by $1,981,121, or 120.9%, to -$342,242 for the year ended December 31, 2022 from $1,638,879 for the year ended December 31, 2021. The decrease in our gross profit was attributable to the decrease in the gross profit from consultant services, offset by the gross profit from newly established software development in 2022.

Operating Expenses

The following table sets forth the breakdown of our total operating expenses for the year ended December 31, 2022 and 2021:

		For the 12 Months ended September 31,
		2022			2021			Variance
		Amount	%		Amount	%		Amount	%
General Administrative Expenses	$			$			$
Payroll and Employee Benefits		29,982	2%		61,988	4%		(32,006)	-52%
Depreciation Expenses		4,606	0%		5,388	0%		(782)	-15%
Office Expenses		72,657	4%		22,806	1%		49,851	219%
Rental Expenses		38,638	2%		39,709	3%		(1,071)	-3%
Due and subscription		34,579	2%		34,548	2%		31	0%
Taxes expenses		77,452	5%		1,369	0%		76,083	556%
Professional Fees		223,518	14%		344,231	23%		(120,713)	-35%
Consultation fees		137,000	8%		-	0%		137,000	100%
Management fees - -related party		990,036	60%		910,392	60%		79,644	9%
Management fees		45,000	3%		65,000	4%		(20,000)	-44%
		1,653,468	100%		1,485,431	98%		188,037	12%
Research and development expenses		$-	0%		$37,091	2%		$(37,091)	-100%
Total operating expenses		$1,653,468	100%		$1,522,522	100%		$130,946	9%

The total general and administrative expenses for the year ended December 2022 was $1,653,468, which is an increase of $130,946, or 9% increased, compared to $1,522,522 from December 2021. Increase in general and administrative expenses are mainly attributed to (i) an increase in consultant fees of $137,000, related to corporate advisory fees for setting up the investment banking operational unit for QMIS Labuan Investment Bank Limited; (ii) an increase of $79,644 in management fees paid to a related party, which provided general and administrative services, such as office space and bookkeeping to Hong Kong subsidiaries; offset by (iii) a decrease of $120,713 in professional fees mainly incurred by the US holding company. The management will continue to monitor the company's expenses and take measures to optimize its cost structure to ensure its financial health and ability to meet its obligations.

Other Income (Expenses), Net

Our other expense, net, decreased by $3,930 or 52%, to $3,581 in the year ended December 31, 2022 from $7,511 in the year ended December 31, 2021, primarily attributable to a gain on foreign currency transactions.

Income Tax Expenses

Income Tax Expenses

Income tax expenses increased by $72,214 or 41% to $249,641 in the year ended December 31, 2022 from $177,427 in the year ended December 31, 2021, primarily attributable to the interest and penalty recorded in 2022.

Net Loss

As a result of the foregoing, we reported a net loss of $2,248,932 for the year ended December 31, 2022, representing a $2,180,351 or 3179% increase from a net loss of $68,581 for the year ended December 31, 2021.

Net income (loss) attributable to non-controlling interest

As refer to our company structure, we have non-controlling interest in our equity,  Accordingly, we recorded non-controlling interest income attributable to the non-controlling interest. The net loss attributable to non-controlling interest decreased by $4,969 or 18% from a net loss attributable to non-controlling interest of $27,616 in the fiscal year 2021 to a net loss attributable to non-controlling interest of $22,647 in the fiscal year 2022.

Net income (loss) attributable to QMIS TBS Capital Group Corp.

As a result of the foregoing, we reported a net loss attributable to QMIS TBS Capital Group Corp. of $2,226,285 for the fiscal year ended December 31, 2022, representing a $2,185,320 or 5,335% increase from a net loss of $40,965 for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had $187,437 in cash as compared to $1,409,794 as of December 31, 2021. We also had $2,054 in accounts receivable as of December 31, 2020. Our accounts receivable primarily include balance due from customers for our software development services provided and accepted by customers.

As of December 31, 2022, our working capital deficit was $1,725,668. In assessing our liquidity, management monitors and analyzes our cash, our ability to generate sufficient revenue in the future, and our operating and capital expenditure commitments. We believe that our current cash and cash flows provided by operating activities, borrowings from our principal shareholders will be sufficient to meet our working capital needs in the next 12 months from the date the audited financial statements were issued.

The following table sets forth summary of our cash flows as of December 31, 2022 and 2021:

	For the Years ended
	December 31,	December 31,
	2022	2021

Net cash used by operating activities	$(1,707,595)	$(76,794)
Net cash provided (used) by investing activities	(352)	438,650
Net cash provided (used) by financing activities	439,923	1,031,526
Effect on changes in foreign exchange rate	45,667	(10,425)
NET CHANGE IN CASH	(1,222,357)	1,382,957
CASH BEGINNING OF YEAR	1,409,794	26,837
CASH END OF YEAR	$187,437	$1,409,794

Operating Activities

For the fiscal year ended December 31, 2022, we had net cash used in operating activities of $1,707,595, and primarily consisted of the following:

i.net loss of $2,248,932.

ii.offset by decrease of $225,930 in accounts receivable, as the Company received a large amount of accounts receivable in 2022 for consultant services provided and accepted by customer in 2021.

iii.offset by increase of $267,574 in taxes payable, as the Company recorded tax interest and penalty in 2022.

For the fiscal year ended December 31, 2021, we had net cash used in operating activities of $76,794, and primarily consisted of the following:

i.net loss of $68,581.

ii.Increase of $241,983 in accounts receivable, as the Company recorded a revenue from consultant services and the payment was not received in 2021;

iii.offset by increase of $177,428 in taxes payable, as the Hong Kong subsidiaries recorded increased income in 2021.

Investing Activities

The Company invested $352 in the purchase of equipment during the year ended December 31, 2022 while such purchase amount was $242 in year ended December 31, 2021. In the year ended December 31, 2021, the Company made advance of $1,152,550 to a director, who, in turn, paid back $1,591,442.

Financing Activities

Net cash provided by financing activities amounted to $439,923 for the year ended December 31, 2022, primarily consisting of proceeds from capital contribution of $999,975 and proceeds from related party loans of $480,882, offset by repayment of related party loans of $1,040,934.

Net cash provided by financing activities amounted to $1,031,526 for the year ended December 31, 2021, primarily consisting of proceeds from capital contribution of $296 and proceeds from related party loans of $1,031,230.

We plan to continue raising capital in order to meet our liquidity needs. However, we may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. The Company cannot make any guarantee that it will be successful in obtaining funding from any sources or any additional financing or that the terms will be favorable to the Company.

Contractual obligations

Lease commitment

The Company has operating leases for corporate offices, employees’ accommodation, and office equipment. These leases have initial lease terms of 12 months to 5 years. The Company has elected not to recognize lease assets and liabilities for leases with an initial term of 12 months or less.

As of December 31, 2022, future minimum lease payments under the non-cancelable lease agreements are as follows:

2023	$15,115
2024	368
Total lease payments	15,483
Less: imputed interest	(330)
Total lease liabilities	15,153
Less: current portion	14,796
Non-current lease liabilities	$357

Off-Balance Sheet Arrangements

As of December 31, 2022 and December 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Critical Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Non-controlling Interest

Non-controlling interest in the consolidated balance sheets represents the portion of the equity in the subsidiaries not attributable, directly or indirectly, to the Company. The portion of the income or loss applicable to the non-controlling interest in subsidiaries is also separately reflected in the consolidated statements of operations and comprehensive income (loss).

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollar (“USD”), which is the reporting currency of the Company. The functional currency of QSC, QWT, QCV, QGE, QBT, and QRB are Malaysian Ringgit (“MYR”). The functional currency of QFL and QTCG are Hong Kong dollar ("HKD"). The functional currency of QMIS TBS Capital Group Corp. and QIB is USD.

The Company maintains its books and record in its functional currency. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”), and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive gain (loss) within the statements of changes in shareholders’ deficit.

The exchange rates used for foreign currency translation were as follows:

(1)	USD$1 = HKD
	Period Covered	Balance Sheet Date Rates	Average Rates

	Year ended December 31, 2022	7.8015	7.8306
	Year ended December 31, 2021	7.7996	7.7727

(2)	USD$1 = MYR
	Period Covered	Balance Sheet Date Rates	Average Rates

	Year ended December 31, 2021	4.4002	4.3982
	Year ended December 31, 2020	4.1750	4.1439

Statements of Cash Flows

In accordance with FASB ASC 830-230, “Statement of Cash Flows”, cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as operating environment changes. Significant estimates and assumptions by management include, among others, estimated life and impairment of long-lived assets, allowance for doubtful accounts, contingencies and litigation, total costs in connection with service revenues, valuation of inventories and income taxes including the valuation allowance for deferred tax assets. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Fair Value of Financial Instruments

The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follow:

Level 1:Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3:Inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of the financial instruments approximated their fair values due to the short-term nature of these instruments. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each year.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all other highly liquid instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable, net represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful receivables. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive income (loss). Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payment for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt.

Property, plant and equipment

Property and equipment primarily consist of cultivation equipment, office equipment, furniture, tools and construction in progress. Cultivation equipment, office equipment, furniture and tools are stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method based on the estimated useful lives as follows:

Office equipment and furniture10 years

Computers and printers2.5 years

Leasehold improvements 5 years (lease term)

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of income.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the years ended December 31, 2021 and 2020; and the nine months ended September 31, 2022 and 2021.

Operating lease

The Company leases are classified as operating leases in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets incurred in the years ended December 31, 2021 and 2020; and the nine months ended December 31, 2022 and 2021.

Concentration of Credit Risk

Financial instruments the Company holds that are subject to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash and restricted cash in what it believes to be credit-worthy financial institutions. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable. For the year ended December 31, 2022 and 2021, customer A represents 91.5% and 90.1% respectively, of the Company’s total revenues. For the year ended December 31, 2022 and 2021, no vender accounted for more than 10% of the Company’s total purchase.

Revenue Recognition

The Company adopted ASC 606 upon inception. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company currently generates its revenue from the following main sources:

Revenue from consultant services

QSC, QFL, and QTBS work together to provide business consultant services to customers. The revenue is recognized at the point in time when the consultant services promised are performed and accepted by the customers, which is generally when the consultant project is delivered and accepted by the customer.

Revenue from Software Development

QR provides customers with software development and support service pursuant to their specific requirements, which primarily compose of custom application development, supporting, and training.  The Company generally recognized revenue at a point in time when control is transferred to the customers and the Company is entitled to the payment, or when the promised services are delivered and accepted by the customers. Payments for services received in advance in accordance to the contract is recognized as deferred revenues when received.

Cost of Revenues

Cost of revenues primarily consists of salaries and related expenses (e.g. bonuses, employee benefits, statutory pension contribution, and payroll taxes) for personnel directly involved in the delivery of services and products directly to customers.

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income/loss, its components and accumulated balances. Components of comprehensive income/loss include net income/loss and foreign currency translation adjustments. The component of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments.

Earnings per share

Basic earnings per ordinary share is computed by dividing net earnings attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the years ended December 31, 2022 and 2021, the Company had no dilutive stocks.

Related Parties Transactions

The Company identifies related parties, and accounts for, discloses related party transactions in accordance with ASC 850, “Related Party Disclosures” and other relevant ASC standards. A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered as a related party transaction when there is a transfer of resources or obligations between related parties. Related parties may be individuals or corporate entities. Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts of related party transactions due to their related party nature.

Segment Reporting

ASC 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker organizes segments within the Company for making operating decisions assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Management determined the Company’s operations constitute two reportable segments in accordance with ASC 280, business consultant services and software development.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)Dismissal of independent registered public accounting firm.

On April 12, 2023, the Company dismissed Keith K. Zhen, CPA (“Zhen CPA”), the independent registered public accounting firm of the Company.

Zhen CPA was appointed as the Company’s independent registered public accounting firm on May 17, 2020, and continued to serve as the Company’s independent registered public accounting firm through April 12, 2023.

On April 12, 2023, at the recommendation of the Company’s Board of Directors, Zhen CPA was dismissed as the Company’s independent registered public accounting firm.

Zhen CPA’s reports on the Company’s financial statements for the fiscal year ended December 31, 2019, 2020, and 2021, did not contain an adverse opinion or a disclaimer of opinion and it was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for the explanatory paragraph included in the report, which noted that there was substantial doubt as to the Company’s ability to continue as a going concern.

During the period from May 17, 2020, through December 31, 2022, and the subsequent interim period through April 12, 2023, there were no disagreements with Zhen CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Zhen CPA, would have caused Zhen CPA to make reference to the subject matter of the disagreements in connection with their report, and there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(b)Newly Appointed Independent Registered Public Accountant

On April 12, 2023, upon the recommendation of the Company’s Board of Directors, the Company engaged KG CPA as the Company’s independent registered public accounting firm.

The Company has not consulted with KG CPA during the Company’s two most recent fiscal years or during any subsequent interim period prior to KG CPA’s appointment as the Company’s independent registered public accounting firm with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrant's consolidated financial statements, or any other matter that was either the subject of a disagreement or reportable event, as defined in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2022.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were not effective.

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

Based on this evaluation, our management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

Areas of material weakness include:

•	inadequate controls and monitoring processes over financial reporting.

4. Inherent Limitations on Effectiveness of Controls

Generally, disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. As noted above, we have determined that our disclosure controls and procedures and our internal controls over financial reporting were not effective as of December 31, 2022.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated

goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The table below sets forth information about our directors and executive officers as of the date of this Annual Report.

Name	Age	Position
Dr. Chin Yung Kong	69	Chief Executive Officer, Director
Dr. Timo Bernd Strattner	38	Former Chief Financial Officer, Director
Gu TingTing	36	Chief Operating Officer, Director
Ong Kar Yee	58	Chief Financial Officer, Director
Ting Teck Sheng	36	Chief Operating Officer – Sales and Marketing, Director
Chin Hua Fung	43	Director

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

Gu TingTing, Chief Operating Officer, Director

Ms. Gu has worked to establish large-scale business networks in northeastern China and has acquired extensive experience working in the Greater China financial market, garnering years of professional exposure in business development, business management, and strategic planning. As of the date of this Annual Report, Ms. Gu was a director of QMIS Financial Group in Hong Kong, and has actively participated in the top management of the QMIS Financial Group since 2008. Ms. Gu graduated from the Dongbei University of Finance and Economics in 2015 with a Master’s Degree in Business Administration – Senior Management.

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

Ong Kar Yee, Chief Financial Officer, Director

Mr. Ong Kar Yee is a professional accountant by profession with more than 29 years of experience in finance and capital market industries across various fields, including audit and accounting, fund management, stock brokerage operation, stock analysis, and securities/futures trading. As of the date of this Annual Report, Mr. Ong was serving as the General Manager of the Malaysian office of QMIS Financial Group, where he has served since 2015. Prior to joining QMIS, Mr. Ong was a Financial Controller at Buraq Oil Sdn. Bhd, a Malaysian oil and gas company.  Mr. Ong obtained a Master’s Degree from the Manchester Metropolitan University in the United Kingdom in 2015. He also graduated from the Tunku Abdul Rahman College in Malaysia with a higher diploma in accountancy in 1989, and in 2003 became a Certified Financial Planner. He is an associate member of the Chartered Institute of Management Accountants, United Kingdom (ACMA), and an associate member of the Chartered Global Management Accountants (CGMA).

Ting Teck Sheng, Chief Operating Officer – Sales and Marketing, Director

Dato’ Sri Ting Teck Sheng, 35, is the founder of PT Richwood Digital Investama Bank in Indonesia and Smartlink Asia Berhad in Malaysia. Smartlink Asia Berhad owns 2 subsidiaries, namely Smartlink Capital Sdn Bhd, which holds a money lending license issued by the Ministry of Housing and Local Government and Smartlink Data Analytics Sdn Bhd, a Malaysia Digital Status company which is granted numerous incentives, rights and privileges by the Government of Malaysia.

Dato’ Sri Ting is also the majority shareholder of several public and private companies in Malaysia and offshore, including Richwood Ventures Bhd, Panpay Holdings Sdn Bhd, Pantop Continental Holdings Sdn Bhd, Finaz Morgan Group Sdn Bhd, GFI Biotech Sdn Bhd, Pantop Millennium Sdn Bhd, Pantop Venture Capital Sdn Bhd, Castfield International Edu Group Sdn Bhd, Richwood Coastland Sdn Bhd, O2O Smart City Berhad, O2O QR Smart Convenient Store Sdn Bhd, O2O Biotech Sdn Bhd, QR Link International Sdn Bhd, Richwood Ventures Smart Energy Limited and QMIS Richwood Blacktech Sdn Bhd.

Dato’ Sri Ting graduated from the University of Wisconsin in the United States with a degree in economics.

Dato’ Sri Ting was awarded the Outstanding Young Entrepreneur Award by Dato Seri Diraja Zambry, the former Chief Minister of Perak.  He was also awarded the Best Entrepreneur and Top CEO Award by the Asia-Pacific Region's Most Excellent Brands Committee of the GB Business World magazine in 2012, 2018, and 2019.

Dato’ Sri Ting is also the founder of Asia Pacific Investment Trade Economic Zone Association, a society that creates a platform to help and cultivate many businessmen or entrepreneurs to grow and expand their business. He is also an EXCO member of Community Policing Malaysia.

Chin Hua Fung, Director

Dato' Chin Hua Fung, 43, is a Project Director/ Project Manager in QMIS Financial Group and WestWind LLC since 2011. He controls and oversees the office expenses and oversees workers in various departments. Dato’ Chin understands and has studied the US stock markets and is familiar with the requirement to list in US Stock Market. Before joining the Company, he worked in Keppel Fels, as a draftsman in Singapore in 2000, and more than six years in Keppel Singapore.

Dato' Chin earned a Bachelor’s Degree of Multimedia in Swinburne University of Technology in Melbourne, Australia. He had also obtained a Diploma in IT in informatics School of Technology, Singapore and a Diploma in Business in Swinburne University of Technology in Melbourne, Australia.

Dato' Chin Hua Fung is the son of Chin Yung Kong, the Company’s Chief Executive Officer.

Significant Employees

Chin Rui Lin, Financial Analyst – Mr. Chin has an extensive background and experience as retail manager and account executive in managing stocks, sales, and accounting for the IT sector and finance sector. As of the date of this Annual Report, Mr. Chin served as a director of PC Wizard in Malaysia, where he previously served as a retail manager and accounting executive. Mr. Chin did his Foundation Studies at the Curtin University of Technology, and in 2012, he received a Degree of Bachelor of Commerce.

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

Delinquent Section 16(a) Reports.  As of the date of this Report, none of the Directors or Executive Officers of the Company had filed any Section 16(a) Reports.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal years 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Dr. Timo Bernd	2021	$0	$0	$0	0	$0	$0	$0
Strattner, Finance Director	2022	$0	$0	$0	0	$0	$0	$0

Dr. Yung Kong Chin,	2021	$0	$1,397,502	$0	0	$0	$0	$0
Chief Executive Officer, Director	2022	$0	$770,707	$0	0	$0	$0	$0

Gu TingTing,	2021	$0	$0	$0	0	$0	$0	$0
Chief Operating Officer, Director	2022	$0	$0	$0	0	$0	$0	$0

Ting Teck Sheng,	2021	$0	$0	$0	0	$0	$0	$0
Chief Operating Officer – Sales and Marketing, Director*	2022	$0	$0	$0	0	$0	$0	$0

Hua Fung Chin,	2021	$0	$65,242	$0	0	$0	$0	$0
Director	2022	$0	$65,756	$0	0	$0	$0	$0

*Ting Teck Sheng was appointed as Chief Operating Officer – Sales and Marketing and Director of the Company in 2022.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information furnished by current management and others, concerning the beneficial ownership of our common stock as of April 14, 2023, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group. The percentages below are based on a total of 301,000,100 shares outstanding as of April 14, 2023.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Class(1)

Dr. Chin Yung Kong, Director, CEO(2)	148,700,070	49.40%

Dr. Timo Bernd Strattner, Director, Former CFO	0	0%

Gu TingTing, Director, COO	100,000,000	33.22%

Chin Hua Fung, Director	300,030	0.10%

Ong Kar Yee, CFO	13,000,000	4.32%

Ting Teck Sheng, COO – Sales and Marketing (3)	37,000,000	12.29%

Named Executive Officers, Executive Officers, and Directors as a Group (6 Persons)	299,000,100	99.34%

(1)

This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of April 14, 2023, the Company had 301,000,100 shares of common stock outstanding.

(2)

Dr. Chin owns 148,700,070 shares directly. An additional 20,000,000 shares are owned by subsidiaries of a subsidiary of the Company that is controlled by Dr. Chin, and as such, Dr. Chin’s ownership includes the indirect ownership of the 20,000,000 shares.

(3)

The shares shown in the table above (37,000,000 shares) for Dato’ Sri Ting Teck Sheng are held indirectly by him and are owned in the name of Richwood Ventures Berhad, an entity controlled by Dato’ Sri Ting.

1.Richwood Ventures Berhad - 27 million shares

2.Panpay Holdings Sdn. Bhd. - 9 million shares

3.QR Link International Sdn. Bhd. - 1 million shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

Transactions with Related Parties

See Note 9 to the consolidated financial statements

On October 30, 2020, the Company entered into an agreement to issue a convertible promissory note (the "Note") in the principal amount of one million five hundred thousand dollars ($1,500,000), to the Chairman of the Board and CEO, Dr. Yung Kong Chin. The Company will pay interest from the date of issuance of the Note on the unpaid principal balance at the annual rate of interest equal to eight percentage (8%) per six months, such principal and interest to be payable on demand. The Note is a general unsecured obligation of the Company. At any time, the unpaid principal amount of the Note and any unpaid interest accrued thereon can be converted into the Company's common stock at $1.50 per share. However, as of the date of this Annual Report, the Note had not been issued and no funding has been made to the Company at the date of this statement. The Company and Dr. Chin anticipate that the Note will be issued in the second quarter of 2023.

Additionally, Dato' Chin Hua Fung is the son of Chin Yung Kong, the Company’s Chief Executive Officer.

Director Independence

As of the date of this Annual Report, the Company’s common stock was not traded on any stock exchange, and was not required to have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Keith K. Zhen, CPA

Set below are aggregate fees billed by Keith K. Zhen, CPA, for professional services rendered for the year ended December 31, 2022.

Audit Fees

The fees for the audit and review services billed by Keith K. Zhen, CPA, for the period from January 1, 2022, to December 31, 2022, were $20,000.

Audit Related Fees

The fees for the audit related services billed by Keith K. Zhen, CPA, for the period from January 1, 2022, to December 31, 2022, were $0.

Tax Fees

The fees for the tax related services billed by Keith K. Zhen, CPA, for the period from January 1, 2022, to December 31, 2022, were $0.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QMIS TBS Capital Group Corp. and subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Related Parties Transactions

The Company has significant transactions with related parties. The evaluation of the Company’s identification of related parties and related party transactions required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s procedures performed to identify related parties and related party transactions of the Company.

Our audit procedures related to the Company’s identification of related parties and related party transactions included the following, among others:

•        Inquired with executive officers, key members of management, the Board of Directors and others within the Company regarding related party relationships and transactions;

•        Read agreements and contracts with and between related parties and, in certain cases third parties, and evaluated whether authorization and approvals were obtained and the terms and other information about transactions are consistent with explanations from inquiries and other audit evidence obtained about the business purpose of the transactions;

•        Analyzed the general ledger detail and inspected journal entries to identify potential additional transactions with related parties;

•        Compared the Company’s reconciliation of applicable accounts to related parties’ records of transactions and balances;

•        Received confirmations from related parties, and, in certain cases third parties, and compared responses to the Company’s records;

•        Performed the following procedures to identify information related to potential additional transactions between the Company and related parties that may also include third parties:

•        Read the Company’s minutes from meetings of the Board of Directors;

•        Inspected annual questionnaires completed by the Company’s directors and officers;

•  Read and inspected the Company’s significant contracts, such as sales agreements and leases;

•        Read publicly available sources including the Company’s public filings.

/S/ KG CPA LLP
KG CPA LLP

PCAOB ID 6914

We have served as the Company’s auditor since 2022

New York, NY

April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

QMIS TBS Capital Group Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of QMIS TBS Capital Group Corp.  (the "Company") as of December 31, 2021, and the related statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Keith K Zhen CPA

Keith K Zhen CPA

PCAOB ID: 6673

We have served as the Company's auditor since 2020

Brooklyn, New York

April 5, 2022

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$187,437	$1,409,794
Accounts receivable, net (Note 4)	2,054	240,178
Prepaid expenses	-	54,106
Contract security deposit	8,506	10,121
Initial deposit for acquisition agreement (Note 14)	-	25,000
Total Current Assets	197,997	1,739,199

Property, plant and equipment, net (Note 5)	4,557	9,285
Operating lease right of use asset, net (Note 10)	12,801	37,807
Total Assets	$215,355	$1,786,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Note 6)	$33,566	$25,784
Accrued expenses (Note 7)	181,253	205,102
Deferred revenue-related parties (Note 9 (1))	1,500	25,129
Taxes payable (Note 8)	1,017,176	760,353
Operating lease liabilities – current (Note 10)	14,796	24,487
Due to related parties (Note 9 (4))	675,374	1,237,914
Total Current Liabilities	1,923,665	2,278,769

Operating lease liabilities – noncurrent (Note 10)	357	13,492
Total Liabilities	1,924,022	2,292,261

Commitments and Contingencies (Note 14)	-	-

Shareholders' Equity:
Preferred stock, par value $0.0001, 10,000,000 shares authorized; 0 share issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, par value $0.0001, 750,000,000 shares authorized; 300,000,000 shares issued and outstanding as of December 31, 2022 and 2021	30,000	30,000
Additional paid-in capital	1,251,450	251,475
Retained Earnings (Accumulated deficit)	(3,013,236)	(786,951)
Accumulated other comprehensive income	30,104	(17,445)
Total QMIS TBS Capital Group Corp. shareholders' equity	(1,701,682)	(522,921)
Non-controlling interest	(6,985)	16,951
Total Shareholders' Equity (Deficit)	(1,708,667)	(505,970)
Total Liabilities and Shareholders' Equity (Deficit)	$215,355	$1,786,291

The accompanying notes are an integral part of these consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year Ended
	December 31,	December 31,
	2022	2021

Revenue
Consultant services	$1,154,912	$4,386,915
Software development-related parties	106,859	-
Total revenue	1,261,771	4,386,915

Costs of Revenue
Costs of consultant services	1,529,693	2,748,036
Costs of software development	74,320	-
Total of costs of revenue	1,604,013	2,748,036

Gross Profit	(342,242)	1,638,879

Operating Expenses

General and administrative expenses
Payroll and employee benefit	29,982	61,988
Depreciation expenses	4,606	5,388
Office expenses	72,657	22,806
Rental expenses	38,638	39,709
Due and subscription	34,579	34,548
Research and development expenses	-	37,091
Taxes expenses	77,452	1,369
Professional fees	223,518	344,231
Consultant fees	137,000	-
Management fees-related party (Note 9 (2))	990,036	910,392
Management fees	45,000	65,000
Total general and administrative expenses	1,653,468	1,522,522

Total Operating Expenses	1,653,468	1,522,522

Income (Loss) from Operation	(1,995,710)	116,357

Other Income (Expenses)
Interest income	102	3
Gain (loss) on foreign currency transaction	6,317	(7,514)
Other income (expenses)	(10,000)	-
Total Other Income (Expenses)	(3,581)	(7,511)

Loss before Provision for Income Tax	(1,999,291)	108,846

Provision for Income Tax	249,641	177,427

Net Income (Loss)	(2,248,932)	(68,581)

Less: net income attributable to non-controlling interest	(22,647)	(27,616)

Net income (loss) attributable to
QMIS TBS Capital Group Corp.	$(2,226,285)	$(40,965)

Other comprehensive income (loss)
Effects of foreign currency conversion	46,260	885
Total comprehensive income (loss)	(2,180,025)	(40,080)
Less: comprehensive income attributable to non-controlling interest	(1,289)	(1,521)
Comprehensive income (loss) attributable to
QMIS TBS Capital Group Corp.	(2,178,736)	(38,559)

Basic and Fully Diluted Loss per Share	$(0.01)	$(0.00)

Weighted average shares outstanding	300,000,000	300,000,000

The accompanying notes are an integral part of these consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

				Retained	Accumulated	Total QMIS TBS		Total
	Ordinary Shares		Additional	Earnings	Other	Capital Group Corp.		Shareholders'
	Par Value $0.0001 per share		Paid-in	(Accumulated	Comprehensive	Shareholders'	Non-controlling	Equity
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Interest	(Deficit)
Balance at
January 1, 2021	300,000,000	30,000	251,475	(745,986)	(19,851)	(484,362)	45,792	(438,570)

Capital contribution	-	-	-	-	-	-	296	296

Net income	-	-	-	(40,965)	-	(40,965)	(27,616)	(68,581)

Foreign currency translation adjustment	-	-	-	-	2,406	2,406	(1,521)	885.00
Balances at
December 31, 2021	300,000,000	30,000	251,475	(786,951)	(17,445)	(522,921)	16,951	(505,970)

Capital contribution	-	-	999,975	-	-	999,975	-	999,975

Net income	-	-	-	(2,226,285)	-	(2,226,285)	(22,647)	(2,248,932)

Foreign currency translation adjustment	-	-	-	-	47,549	47,549	(1,289)	46,260
Balances at
December 31, 2022	300,000,000	30,000	1,251,450	(3,013,236)	30,104	(1,701,682)	(6,985)	(1,708,667)

The accompanying notes are an integral part of these consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2022	2021

Cash Flows from Operating Activities

Net loss	$(2,248,932)	(68,581)
Adjustments to reconcile net loss
Depreciation	4,606	5,388
Amortization of operating lease right-of-use assets	23,081	22,683
Written off initial deposit for acquisition	25,000	-
Changes in assets and liabilities
Accounts receivable	225,930	(241,983)
Prepaid expenses	51,359	(54,513)
Contract security deposit	1,097	(656)
Accounts payable	9,106	25,978
Accrued expenses	(23,172)	54,741
Taxes payable	267,574	177,428
Deferred revenue	(22,353)	25,318
Operating lease liabilities	(20,891)	(22,597)
Net cash used by operating activities	(1,707,595)	(76,794)

Cash Flows from Investing Activities
Purchase of property and equipment	(352)	(242)
Advances and loans made to related parties	-	(1,152,550)
Repayment of advances and loans made to related parties	-	1,591,442
Net cash provided (used) by investing activities	(352)	438,650

Cash Flows from Financing Activities
Shareholders capital contribution	999,975	296
Proceeds from related parties	480,882	1,031,230
Repayment to related parties	(1,040,934)	-
Net cash provided (used) by financing activities	439,923	1,031,526

Effect on changes in foreign exchange rate	45,667	(10,425)
Increase (decrease) in cash	(1,222,357)	1,382,957
Cash at beginning of period	1,409,794	26,837
Cash at end of period	$187,437	1,409,794

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	-
Income tax	$57,997	-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1ORGANIZATION

QMIS TBS Capital Group Corp. (the “Company” or "QMIS USA") was incorporated in the state of Delaware on November 21, 2019, under the name TBS Capital Management Group Corp.  The name was changed to QMIS TBS Capital Group Corp. on February 10, 2020.

On February 13, 2023, the Company entered into a share exchange agreements (the “Share Exchange Agreements”) with the shareholders of all 1,000,100 outstanding shares of common stock of QMIS Securities Capital SDN BHD (“QSC”), which was incorporated by the Companies Commission of Malaysia on January 13, 2015 under the Companies Act 1965 as a private limited company with the name Multi Securities Capital (M) SDN BHD, which was subsequently changed to QMIS Securities Capital (M) SDN BHD on March 19, 2015. The two QSC shareholders were Dr. Chin Yung Kong, the Company’s Chief Executive Officer, and Chin Hua Fung, Dr. Chin’s son.

Pursuant to the Share Exchange Agreements, Dr. Chin exchanged 700,070 shares of QSC common stock for 700,070 shares of the Company’s common stock.  Mr. Chin exchanged 300,030 shares of QSC common stock for 300,030 shares of the Company’s common stock.  Accordingly, the Company became the sole shareholder of QSC after the share exchanges.

The share exchanges have been accounted for as a recapitalization between entities under common control since the same controlling shareholders controlled these two entities before and after the transaction. The consolidation of the Company and its subsidiary has been accounted for at historical cost and prepared on the basis as if the transaction had become effective as of the beginning of the earliest period presented in the accompanying consolidated financial statements.

On November 16, 2015, QSC acquired 99.9% equity ownership interest of QMIS Capital Venture SDN BHD (“QCV”), which was incorporated by the Companies Commission of Malaysia on January 14, 2015 under the private limited company act with the name Diversified Multi Capital Venture (M) SDN BHD. Subsequently, the name was changed to QMIS Capital Venture SDN BHD on March 19, 2015.

On October 15, 2015, QSC acquired 69.99% equity ownership interest of QMIS World Trade International SDN BHD (“QWT”), and subsequently on November 27, 2015, QSC acquired anther 0.01% equity ownership interest in QWT, which was incorporated by the Companies Commission of Malaysia on 15 October 2014 under the private limited company act with the name of Santubong Business Trading SDN BHD. Subsequently, the name was changed to QMIS World Trade International SDN BHD on August 7, 2015.

On December 31, 2021, QSC acquired 100% equity ownership interest of QMIS TBS Capital Group Corporation Limited (“QTBS”), which was incorporated in Hong Kong on September 9, 2013 under the Companies Ordinance as a limited liability company under the name QMIS Huayin Finance Credit Limited. Subsequently, the name was changed to QMIS Ample Luck Financial Group Limited on July 19, 2018 and finally QMIS TBS Capital Group Corporation Limited on June 16, 2020.

On December 31, 2021, QSC acquired 100% equity ownership interest of QMIS Finance Limited (“QFL”), which was incorporated in Hong Kong on July 20, 2007 under the Companies Ordinance as a limited liability company with the name of Hua Xia Syndicate Financial Credit Limit. Subsequently, the name is changed to QMIS Syndicate Financial Credit Limited on February 21, 2014 and finally to QMIS Finance Limited on March 31, 2016.

On May 27, 2020, QFL, QSC, and QWT acquired 60%, 20%, and 20%, respectively, equity ownership interest in QMIS Green Energy Berhad (“QGE”), which was incorporated by the Companies Commission of Malaysia on May 27, 2020 under the private limited company act with the name of QMIS Waste Management Group Berhad. Subsequently, the name was changed QMIS Green Energy Berhad on September 13, 2022.

On May 8, 2020, QFL, QSC, and QWT acquired 60%, 20%, and 20%, respectively, equity ownership interest in QMIS Biotech Group Berhad (“QBT”), which was incorporated by the Companies Commission of Malaysia on 8 May 2020 under the private limited company act with the name of QMIS Biotech Group Berhad. Subsequently, the name was changed to QMIS Biotech Group Berhad on May 29, 2020.

On June 22, 2020, QFL incorporated QMIS Investment Bank Limed (“QIB”) by the Labuan Financial Services Authority (LFSA) in Malaysia under the company limited by shares act with the name of QMIS Finance (L) Limited.

Subsequently, the name was changed to QMIS Labuan Investment Bank Limited on March 24, 2021 and finally to QMIS Investment Bank Limited on 28 July 2022. QFL owns 100% equity ownership interest in QIB.

On June 21, 2021, QFL and four other shareholders incorporated QMIS Richwood Blacktech Sdn. Bhd. (“QR”) by the Companies Commission of Malaysia under the private limited company act. QFL owns 51% equity ownership interest in QR.

The Company’s organization chart after the share exchanges follows:

Currently, QMIS USA is a holding company. QSC, QFL, and QTBS work together to provide consultant services. QR is engaged in the business of software development. Beginning from early 2023, QR generates revenue from the usage of its online payment software. all other companies are not currently engaged in business operation.

QMIS USA, QSC, QFL, QTBS, QR, QIB, QGE, QBT, QWT, and QCV are hereafter referred to as the Company.

Note 2SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Non-controlling Interest

Non-controlling interest in the consolidated balance sheets represents the portion of the equity in the subsidiaries not attributable, directly or indirectly, to the Company. The portion of the income or loss applicable to the non-controlling interest in subsidiaries is also separately reflected in the consolidated statements of operations and comprehensive income (loss).

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollar (“USD”), which is the reporting currency of the Company. The functional currency of QSC, QWT, QCV, QGE, QBT, and QRB are Malaysian Ringgit (“MYR”). The functional currency of QFL and QTCG are Hong Kong dollar ("HKD"). The functional currency of QMIS USA and QIB is USD.

The Company maintains its books and record in its functional currency. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”), and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive gain (loss) within the statements of changes in shareholders’ deficit.

The exchange rates used for foreign currency translation were as follows:

USD$1 = HKD
Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2022	7.8015	7.8306
Year ended December 31, 2021	7.7996	7.7727

USD$1 = MYR
Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2022	4.4002	4.3982
Year ended December 31, 2021	4.1750	4.1439

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as operating environment changes. Significant estimates and assumptions by management include, among others, estimated life and impairment of long-lived assets, allowance for doubtful accounts, contingencies, total costs in connection with service revenues, and income taxes including the valuation allowance for deferred tax assets.

While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Fair Value of Financial Instruments

"The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follow:

Level 1:Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3:Inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of the financial instruments approximated their fair values due to the short-term nature of these instruments. Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each year.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all other highly liquid instruments with original maturities of three months or less.

Statements of Cash Flows

In accordance with FASB ASC 830-230, “Statement of Cash Flows”, cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Accounts Receivable

Accounts receivable, net represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful receivables. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivables balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive income (loss). Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payment for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt.

Property, plant and equipment

Property and equipment primarily consist of cultivation equipment, office equipment, furniture, tools and construction in progress. Cultivation equipment, office equipment, furniture and tools are stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method based on the estimated useful lives as follows:

Office equipment and furniture	10 years
Computers and printers	2.5 years
Leasehold improvements	5 years (lease term)

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of income.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the years ended December 31, 2022 and 2021.

Operating lease

The Company leases are classified as operating leases in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets incurred in  the years ended December 31, 2022 and 2021.

Concentration of Credit Risk

Financial instruments the Company holds that are subject to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash and restricted cash in what it believes to be credit-worthy financial institutions. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

For the year ended December 31, 2022 and 2021, customer A accounted for 91.5% and 90.1%, respectively, of the Company’s total revenues.

For the year ended December 31, 2022 and 2021, no vendor accounted for more than 10% of the Company’s total purchase.

Revenue Recognition

The Company adopted ASC 606 upon inception. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company currently generates its revenue from the following main sources:

Revenue from consultant services

QSC, QFL, and QTBS work together to provide business consultant services to customers. The revenue is recognized at the point in time when the consultant services promised are performed and accepted by the customers, which is generally when the consultant project is delivered to and accepted by the customer.

Revenue from Software Development

QR provides customers with software development and support service pursuant to their specific requirements, which primarily compose of custom application development, supporting, and training.  The Company generally recognized revenue at a point in time when control is transferred to the customers and the Company is entitled to the payment, or when the promised services are delivered and accepted by the customers.

Payments for services received in advance in accordance to the contract is recognized as deferred revenues when received.

Cost of Revenues

Cost of revenues primarily consists of salaries and related expenses (e.g. bonuses, employee benefits, statutory pension contribution, and payroll taxes) for personnel directly involved in the delivery of services and products directly to customers.

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income/loss, its components and accumulated balances. Components of comprehensive income/loss include net income/loss and foreign currency translation adjustments. The component of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments.

Income Taxes

The Company accounts for current income taxes in accordance with the laws of the relevant tax authorities. Deferred income taxes are recognized when temporary differences exist between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

An uncertain tax position is recognized only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes were incurred during the fiscal years ended December 31, 2021. In the year ended December 31, 2022, the Company recorded a tax penalty of MYR 260,530 (approximately $59,988). The Company does not believe there was any uncertain tax provision as of December 31, 2022.

QSC, QWT, QCV, QGE, QBT, QIB, and QR operate in Malaysia and are subject to the income tax laws of Malaysia. QFL and QTBS operate in Hong Kong and are subject to the income tax law of Hong Kong. As of December 31, 2022 and 2021, all of the Company’s tax returns remain open for statutory examination by relevant tax authorities.

Service taxes

Service tax is a consumption tax levied by Malaysian tax authorities and is charged on any taxable service income (including digital services) provided in Malaysia by a registered company in carrying on their business. The rate of service tax is 6% ad valorem for all taxable services. A taxable entity is a company that is registered or liable to be registered for service taxes. A company is liable to be registered if the total value of its taxable services for a 12-month period exceeds or is expected to exceed the prescribed registration threshold of MYR500,000 as consultancy, training or coaching services providers and digital and information technology services providers. Service taxes were recorded as a deduction against the Company’s gross revenue. Service taxes were nominal for the year ended December 31, 2021. In the year ended December 31, 2022, the Company recorded a penalty of MYR 333,908 (approximately $76,883).

Earnings per share

Basic earnings per ordinary share is computed by dividing net earnings attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the years ended December 31, 2022 and 2021, the Company had no dilutive stocks.

Related Parties Transactions

The Company identifies related parties, and accounts for, discloses related party transactions in accordance with ASC 850, “Related Party Disclosures” and other relevant ASC standards.

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered as a related party transaction when there is a transfer of resources or obligations between related parties. Related parties may be individuals or corporate entities.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts of related party transactions due to their related party nature.

Segment Reporting

ASC 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker organizes segments within the Company for making operating decisions assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Management determined the Company’s operations constitute two reportable segments in accordance with ASC 280, business consultant services and software development.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-05, Targeted Transition Relief. In November 2019, the FASB issued ASU 2019-10, which extends the effective date for adoption of ASU 2016-13. In November 2019, the FASB issued ASU 2019-11 to clarify its new credit impairment guidance in ASU 326. Accordingly, for public entities that are not smaller reporting entities, ASU 2016-13 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 3GOING CONCERN

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The Company incurred net losses of $2,248,932 and $68,581 for the years ended December 31, 2022 and 2021, respectively. In addition, the Company had accumulated deficit of $3,013,236 and $786,951 as of December 31, 2022 and 2021, respectively. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, The Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources by obtaining capital from directors/shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	December 31,	December 31,
	2022	2021

Accounts receivable	$-	$240,178
Accounts receivable-related parties	2,054	-
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$2,054	$240,178

Bad debt expense charged to operations was $0 for the years ended December 31, 2022 and 2021.

* Refer to Note 9 (1) – Related party transactions.

Note 5PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31,	December 31,
	2022	2021

Office equipment and furniture	5,017	4,917
Computers and printers	12,019	12,667
Leasehold improvements	20,444	21,547
Total	37,480	39,131
Less: Accumulated depreciation	(32,923)	(29,846)
Total property, plant and equipment, net	$4,557	$9,285

Depreciation expense charged to operations was $4,606 and $5,388 for the year ended December 31, 2022 and 2021, respectively.

Note 6ACCOUNTS PAYABLE

Accounts payable consist of the following:
	December 31,	December 31,
	2022	2021

Accounts payable	$10,840	$11,413
Accounts payable-related parties*	22,726	14,371
Total	$33,566	$25,784

* Refer to Note 9 (3) - Related party transaction.

Note 7ACCRUED EXPENSES

Accrued expenses consist of the following:
	December 31,	December 31,
	2022	2021

Accrued pension and employee benefit	$32,651	$8,884
Accrued professional fees	140,001	191,441
Accrued office expenses	8,601	4,777
Total	$181,253	$205,102

Note 8TAXES PAYABLE

Taxes payable consist of the following:
	December 31,	December 31,
	2022	2021

Malaysia income taxes payable	$115,947	$120,899
Malaysia services taxes payable	170,750	99,972
Hong Kong income taxes payable	730,479	539,482
Total	$1,017,176	$760,353

Note 9RELATED PARTY TRANSACTIONS

The Company had transactions with the following related parties:

Name of Related Party	Nature of Relationship

Mr. Yung Kong Chin	A director of the Company.

Mr. Hua Fung Chin	A director of the Company, and son of Mr. Yung Kong Chin.

Mr. Ting Teck Cheng	A director of the Company.

Richwood Ventures Berhad	A Malaysia company, Mr. Ting Teck Cheng is a director.

Panpay Holdings SDN BHD	A Malaysia company Mr. Ting Teck Cheng is a director.

Pantop Venture Capital SDN BHD	A Malaysia company owns 40% of QMIS Richwood Blacktech SDN BHD

Pantop Millennium SDN BHD	A Malaysia company owns 3% of QMIS Richwood Blacktech SDN BHD32,058

QMIS Financial Group Limited	A Hong Kong company, Mr. Yung Kong Chin is a director.

(1)Software development services provided to Richwood Ventures Berhad and Panpay Holdings SDN BHD

QMIS Richwood Blacktech SDN BHD ("QR") provides software development servicers to Richwood Ventures Berhad and Panpay Holdings SDN BHD. QR did not generate any revenue from software development services in the year ended December 2021. As of December 31, 2021, QR received advanced payment of $25,129 from Richwood Ventures Berhad, and recorded  the payment as deferred revenue. In the year ended December 31, 2022, QR generated revenue of $32,058 and $74,801 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively. As of December 31, 2022, accounts receivable from Richwood Ventures Berhad was $2,054, and deferred revenue from Panpay Holdings SDN BHD amounted to $1,500.

(2)Management fees paid to QMIS Financial Group Limited

QMIS Finance Limited ("QFL") and QMIS TBS Capital Group Corp. ("QTBS") paid management fees to QMIS Financial Group Limited for general and administrative services, such as office space and bookkeeping. The management fees amounted to $990,036 and $910,392 in the years ended December 31, 2022 and 2021, respectively. There was no outstanding balance for account payable to QMIS Finance Group Limited as of December 31, 2022 and 2021.

(3)Accounts payable to Pantop Milliennium SND BHD

Pantop Milliennium SND BHD has provided general and administrative services, such as office space and bookkeeping, to QMIS Richwood Blacktech SND BHD ("QR") since its inception in June 2021. The amount of the services was $31,831 and $14,371 for the year ended December 30, 2022 and 2021, respectively. The accounts payable to Pantop Milliennium SND BHD amounted to $22,726 and $14,371 as of December 31, 2022 and 2021, respectively.

(4)Due to related parties

Since QMIS Richwood Blacktech SND BHD ("QR") did not have a bank account until November 2022, Pantop Venture Capital SDN BHD has traditionally paid QR's expenses for its operation. These advanced payments are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Due to lack of cash resource, Mr. Yung Kong Chin has financed the Company's operation. Whenever the Company needs cash resource, he loans money to the Company to support its operation. These loans are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Due to related parties consists of the following:
	December 31,	December 31,
	2022	2021

Mr. Yung Kong Chin	$610,557	$1,182,070
Pantop Venture Capital SDN BHD	64,817	55,844
Total	$675,374	$1,237,914

(5)Compensation paid to directors

Mr. Yung Kong Chin and Mr. Huan Fund Chin lead the consultant service team which provides consultant services to customers. Their compensation were included in the costs of consultant services.

Compensation paid to directors consists of the following:
	For the Year Ended
	December 31,	December 31,
	2022	2021

Mr. Yung Kong Chin	$770,707	$1,397,502
Mr. Huan Fund Chin	65,756	65,242
Total	$836,463	$1,462,744

Note 10LEASES

The Company has operating leases for corporate offices, employees’ accommodation, and office equipment. These leases have initial lease terms of 12 months to 5 years. The Company has elected not to recognize lease assets and liabilities for leases with an initial term of 12 months or less.

The Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rates for these leases based primarily on lease terms were 8% in Malaysia.

The components of lease costs, lease term and discount rate with respect of operating leases with an initial term of more than 12 months are as follows:

	For the Year Ended December 31,
	2022	2021

Operating lease cost	$25,035	$26,386

	December 31,	December 31,
	2022	2021

Weighted Average Remaining Lease Term - Operating leases	0.58 years	1.54 years

Weighted Average Discount Rate - Operating leases	8.00%	8.00%

As of December 31, 2022, future minimum lease payments under the non-cancelable lease agreements are as follows:

2023	$15,115
2024	368
Total lease payments	15,483
Less: imputed interest	(330)
Total lease liabilities	15,153
Less: current portion	14,796
Non-current lease liabilities	$357

Note 11INCOME TAXES

United States

QMIS USA is a company registered in the State of Delaware incorporated in November 21, 2019 and subjects to federal income tax at 21% statutory tax rate with respect to the profit generated from the United States.

Malaysia

QMIS Securitas Capital (M) SDN BHD, QMIS World Trade International SDN BHD, QMIS Capital Venture SDN BHD, QMIS Green Energy Berhad, QMIS Biotech Group Berhad, QMIS Investment Bank Limited, and QMIS Richwood Blacktech SDN BHD were incorporated in Malaysia, and accordingly are governed by the income tax laws of Malaysia. The income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations, and practices. Under the Income Tax Act of Malaysia, enterprises incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while prefer, tax holidays, and tax exemptions may be granted on a case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of MYR2,500,000 or less, and gross income of not more than MYR50 million) is 17% for the first MYR600,000 (or approximately $150,000) taxable income, with the remaining balance being taxed at the 24% rate.

Hong Kong

QMIS Financial Limited and QMIS TBS Capital Group Corp. were incorporated in Hong Kong, and accordingly are subject to income tax at 8.25% on the first HKD 2,000,000 profit and 16.5% on the remaining profits arising in or derived from Hong Kong.

The components of the income tax provision were as follows:
	For the Year ended
	December 31,	December 31,
	2022	2021
Current tax provision:
United States	$-	$-
Malaysia	-	-
Hong Kong	249,641	177,427
	249,641	177,427
Deferred tax provision:
United States	-	-
Malaysia	-	-
Hong Kong	-	-
	-	-
	$249,641	$177,427

Accounting for Uncertainty in Income Taxes

The local tax authority conducts periodic and ad hoc tax filing reviews on business enterprises after those enterprises complete their relevant tax filings. Therefore, the Company’s tax filings are subject to examination. It is therefore uncertain as to whether the local tax authority may take different views about the Company’s tax filings, which may lead to additional tax liabilities.

Note 12SEGMENT REPORTING

Revenue by service categories
	For the Year Ended December 31,
	2022	2021

Revenue
Consultant services	$1,154,912	$4,386,915
Software development	106,859	-
	1,261,771	4,386,915
Operating costs
Consultant services	3,106,725	4,270,558
Software development	150,756	-
	3,257,481	4,270,558
Income (loss) from operations
Consultant services	(1,951,813)	116,357
Software development	(43,897)	-
	(1,995,710)	116,357
Other income (expenses)
Consultant services	(3,581)	(7,511)
Software development	-	-
	(3,581)	(7,511)
Income (loss) before income tax expense
Consultant services	(1,955,394)	108,846
Software development	(43,897)	-
	(1,999,291)	108,846
Income tax expense
Consultant services	249,641	177,427
Software development	-	-
	249,641	177,427
Net income (loss)
Consultant services	(2,205,035)	(68,581)
Software development	(43,897)	-
	$(2,248,932)	$(68,581)

Capital expenditure
Consultant services	$352	$242
Software development	-	-
	$-	$-

	December 31,	December 31,
	2022	2021
Total assets
Consultant services	$27,973	$1,537,083
Software development	6,543	54,342
Other	180,839	194,866
	$215,355	$1,786,291

Note 13EQUITY CAPITAL

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

Capital Stock Issued and Outstanding

As of December 31, 2022, and 2021, 300,000,000 shares of common stock were issued and outstanding, respectively, none share of preferred stock was issued and outstanding, respectively.

Note 14INITIAL DEPOSIT FOR ACQUISITION AGREEMENT

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

On November 4, 2022, the Company's Board of directors decided to terminate the Agreement between the Company and the Seller relating to the purchase of Richfield. Accordingly, the initial deposit of $25,000 was written off and included into other expenses.

Note 15CONVERTIBLE PROMISSORY NOTE

On October 30, 2020, the Company entered into an agreement to issue a convertible promissory note (the "Note") in the principal amount of one million five hundred thousand dollars ($1,500,000), to the Chairman of the Board and CEO, Dr. Yung Kong Chin. The Company will pay interest from the date of issuance of the Note on the unpaid principal balance at the annual rate of interest equal to eight percentage (8%) per six months, such principal and interest to be payable on demand. The Note is a general unsecured obligation of the Company. At any time, the unpaid principal amount of the Note and any unpaid interest accrued thereon can be converted into the Company's common stock at $1.50 per share. However, the Note has not been issued and no fund has been made to the Company at the date of this report.  The Company and Dr. Chin anticipate that the Note will be issued in the second quarter of 2023.

Note 16CONTINGENCIES, RISKS AND UNCERTAINTIES

Foreign operation

The Company’s operations are carried out in Malaysia and Hong Kong. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments therein. In addition, the Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation among other factors.

Liquidity risk

The Company is exposed to liquidity risk which is risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the shareholders to obtain short-term funding to meet the liquidity shortage.

Other risk

The Company’s business, financial condition and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, such as the COVID-19 outbreak and spread, which could significantly disrupt the Company’s operations.

Note 17SUBSEQUENT EVENTS

On February 13, 2023, the Company entered into a share exchange agreements (the “Share Exchange Agreements”) with the shareholders of all 1,000,100 outstanding shares of common stock of QMIS Securities Capital SDN BHD (“QSC”), which was incorporated by the Companies Commission of Malaysia on January 13, 2015 under the Companies Act 1965 as a private limited company with the name Multi Securities Capital (M) SDN BHD, which was subsequently changed to QMIS Securities Capital (M) SDN BHD on March 19, 2015. The two QSC shareholders were Dr. Chin Yung Kong, the Company’s Chief Executive Officer, and Chin Hua Fung, Dr. Chin’s son.

Pursuant to the Share Exchange Agreements, Dr. Chin exchanged 700,070 shares of QSC common stock for 700,070 shares of the Company’s common stock.  Mr. Chin exchanged 300,030 shares of QSC common stock for 300,030 shares of the Company’s common stock.  Accordingly, the Company became the sole shareholder of QSC after the share exchanges.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Share Exchange Agreement – Dr. Yung Kong Chin (previously filed)

10.2	Share Exchange Agreement – Chin Hua Fung (previously filed)

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS XBRL Instance Document*

101	SCH XBRL Schema Document*

101	CAL XBRL Calculation Linkbase Document*

101	DEF XBRL Definition Linkbase Document*

101	LAB XBRL Labels Linkbase Document*

101	PRE XBRL Presentation Linkbase Document*

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

QMIS TBS CAPITAL GROUP CORP.

Date: April 17, 2023	By:	/s/ Chin, Yung Kong
	Name:	Dr. Chin Yung Kong
	Title:	Chief Executive Officer, (Principal Executive Officer),

Date: April 17, 2023	By:	/s/ Ong Kar Yee
	Name:	Ong Kar Yee
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chin, Yung Kong	Date: April 17, 2023
Dr. Chin Yung Kong, Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Timo Bernd Strattner	Date: April 17, 2023
Dr. Timo Bernd Strattner, Director

/s/ Gu TingTing	Date: April 17, 2023
Gu TingTing, COO, Director

/s/ Ting Teck Sheng	Date: April 17, 2023
Ting Teck Sheng, Chief Operating Officer – Sales and Marketing, Director

/s/ Ong Kar Yee	Date: April 17, 2023
Ong Kar Yee, Chief Financial Officer (Principal Accounting and Financial Officer), Director

/s/ Chin Hua Fung	Date: April 17, 2023
Chin Hua Fung, Director