Form 10-Q
period 2023-03-31
QMIS TBS Capital Group Corp.
filed 2023-05-22
CIK 1796160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 22, 2023, the issuer had 301,000,100 shares of its common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 17, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$429,485	187,437
Accounts receivable, net (Note 4)	8	2,054
Prepaid expenses	340	-
Contract security deposit	8,482	8,506
Total Current Assets	438,315	197,997

Property, plant and equipment, net (Note 5)	4,651	4,557
Operating lease right of use asset, net (Note 10)	6,731	12,801
Total Assets	$449,697	215,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Note 6)	$32,857	33,566
Accrued expenses (Note 7)	185,891	181,253
Deferred revenue-related parties (Note 9 (1))	6,254	1,500
Taxes payable (Note 8)	1,013,596	1,017,176
Operating lease liabilities – current (Note 10)	10,881	14,796
Due to related parties (Note 9 (5))	666,001	675,374
Total Current Liabilities	1,915,480	1,923,665

Operating lease liabilities – noncurrent (Note 10)	239	357
Total Liabilities	1,915,719	1,924,022

Commitments and Contingencies (Note 15)	-	-

Shareholders' Equity:
Preferred stock, par value $0.0001, 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, par value $0.0001, 750,000,000 shares authorized; 301,000,100 shares issued and outstanding as of March 31, 2023 and December 31, 2022*	30,100	30,100
Additional paid-in capital	1,251,350	1,251,350
Retained Earnings (Accumulated deficit)	(2,779,421)	(3,013,236)
Accumulated other comprehensive income	38,028	30,104
Total QMIS TBS Capital Group Corp. shareholders' equity	(1,459,943)	(1,701,682)
Non-controlling interest	(6,079)	(6,985)
Total Shareholders' Equity (Deficit)	(1,466,022)	(1,708,667)
Total Liabilities and Shareholders' Equity (Deficit)	$449,697	215,355

* Retrospectively restated for effect of share issuances on February 13, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,	March 31,
	2023	2022

Revenue
Consultant services	$776,347	$631,678
Software development-related parties	31,198	90,653
Total revenue	807,545	722,331

Costs of Revenue
Costs of consultant services	120,817	1,050,771
Costs of software development	19,397	63,619
Total of costs of revenue	140,214	1,114,390

Gross Profit	667,331	(392,059)

Operating Expenses

General and administrative expenses
Payroll and employee benefit	15,358	7,442
Depreciation expenses	1,136	1,201
Office expenses	12,356	12,897
Rental expenses	9,903	9,861
Due and subscription	34,250	33,320
Taxes expenses	114	408
Professional fees	54,065	47,964
Consultant fees	-	87,000
Management fees	-	20,000
Management fees-related party (Note 9 (2))	285,189	822,806
Advisory fee-related party (Note 9 (3))	3,605	-
Total general and administrative expenses	415,976	1,042,899

Total Operating Expenses	415,976	1,042,899

Income (Loss) from Operation	251,355	(1,434,958)

Other Income (Expenses)
Interest income	11	2
Gain (loss) on foreign currency transaction	2,035	7,192
Total Other Income (Expenses)	2,046	7,194

Income (Loss) before Provision for Income Tax	253,401	(1,427,764)

Provision for Income Tax	19,125	111,021

Net Income (Loss)	234,276	(1,538,785)

Less: net income attributable to non-controlling interest	461	8,379

Net income (loss) attributable to
QMIS TBS Capital Group Corp.	$233,815	$(1,547,164)

Other comprehensive income (loss)
Effects of foreign currency conversion	8,369	4,561
Total comprehensive income (loss)	242,184	(1,542,603)
Less: comprehensive income (loss) attributable to non-controlling interest	445	(129)
Comprehensive income (loss) attributable to
QMIS TBS Capital Group Corp.	$241,739	$(1,542,474)

Basic and Fully Diluted Income (Loss) per Share	$0.00	$(0.01)

Weighted average shares outstanding	301,000,100	301,000,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

				Retained	Accumulated	Total QMIS TBS		Total
	Ordinary Shares		Additional	Earnings	Other	Capital Group Corp.		Shareholders'
	Number of		Paid-in	(Accumulated	Comprehensive	Shareholders'	Non-controlling	Equity
	Shares*	Amount	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Interest	(Deficit)
Balance at
January 1, 2023*	301,000,100	30,100	1,251,350	(3,013,236)	30,104	(1,701,682)	(6,985)	(1,708,667)

Capital contribution	-	-	-	-	-	-	-	-

Net income	-	-	-	233,815	-	233,815	461	234,276

Foreign currency translation adjustment	-	-	-	-	7,924	7,924	445	8,369.00
Balances at
March 31, 2023*	301,000,100	30,100	1,251,350	(2,779,421)	38,028	(1,459,943)	(6,079)	(1,466,022)

Balance at
January 1, 2022*	301,000,100	30,100	251,375	(786,951)	(17,445)	(522,921)	16,951	(505,970)

Capital contribution	-	-	999,975	-	-	999,975	-	999,975

Net income	-	-	-	(1,547,164)	-	(1,547,164)	8,379	(1,538,785)

Foreign currency translation adjustment	-	-	-	-	4,690	4,690	(129)	4,561
Balances at
March 31, 2022*	301,000,100	30,100	1,251,350	(2,334,115)	(12,755)	(1,065,420)	25,201	(1,040,219)

* Retrospectively restated for effect of share issuances on February 13, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2023	2022

Cash Flows from Operating Activities

Net loss	$234,276	$(1,538,785)
Adjustments to reconcile net loss
Depreciation	1,136	1,201
Amortization of operating lease right-of-use assets	6,068	5,881
Written off initial deposit for acquisition	-	-
Changes in assets and liabilities
Accounts receivable	2,052	148,563
Prepaid expenses	(343)	53,889
Contract security deposit	-	1,230
Accounts payable	(615)	(1,908)
Accrued expenses	4,850	(32,137)
Taxes payable	1,680	111,060
Deferred revenue	4,786	6,372
Operating lease liabilities	(4,013)	(5,794)
	-	-
Net cash used by operating activities	249,877	(1,250,428)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,245)	(369)
Net cash provided (used) by investing activities	(1,245)	(369)

Cash Flows from Financing Activities
Shareholders capital contribution	-	999,975
Proceeds from related parties	86,415	96,541
Repayment to related parties	(89,559)	(984,218)
Net cash provided (used) by financing activities	(3,144)	112,298

Effect on changes in foreign exchange rate	(3,440)	(2,127)
Increase (decrease) in cash	242,048	(1,140,626)
Cash at beginning of period	187,437	1,409,794
Cash at end of period	$429,485	$269,168

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION

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

On June 22, 2020, QFL incorporated QMIS Investment Bank Limed (“QIB”) by the Labuan Financial Services Authority (LFSA) in Malaysia under the company limited by shares act with the name of QMIS Finance (L) Limited. Subsequently, the name was changed to QMIS Labuan Investment Bank Limited on March 24, 2021, and finally to QMIS Investment Bank Limited on July 28, 2022. QFL owns 100% equity ownership interest in QIB.

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

Except as expressly set forth in the relevant discussion, QMIS USA, QSC, QFL, QTBS, QR, QIB, QGE, QBT, QWT, and QCV are hereafter referred to collectively as the Company.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

These unaudited interim consolidated financial statements do not include all of the information and disclosure required by the U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments consisting of normal recurring nature considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022

Non-controlling Interest

Non-controlling interest in the consolidated balance sheets represents the portion of the equity in the subsidiaries not attributable, directly or indirectly, to the Company. The portion of the income or loss applicable to the non-controlling interest in subsidiaries is also separately reflected in the consolidated statements of operations and comprehensive income (loss).

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollar (“USD”), which is the reporting currency of the Company. The functional currency of QSC, QWT, QCV, QGE, QBT, and QR are Malaysian Ringgit (“MYR”). The functional currency of QFL and QTBS are Hong Kong dollar ("HKD"). The functional currency of QMIS USA and QIB is USD.

The Company maintains its books and records in its functional currency. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”), and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements,” assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive gain (loss) within the statements of changes in shareholders’ deficit.

The exchange rates used for foreign currency translation were as follows:

USD$1 = HKD

Period Covered	Balance Sheet Date Rates	Average Rates

Three months ended March 31, 2023	7.8499	7.8391
Three months ended March 31, 2022	7.8325	7.8055

USD$1 = MYR
Period Covered	Balance Sheet Date Rates	Average Rates

Three months ended March 31, 2023	4.4130	4.3872
Three months ended March 31, 2022	4.2019	4.1918

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as operating environment changes. Significant estimates and assumptions by management include, among others, estimated life and impairment of long-lived assets, allowance for doubtful accounts, contingencies, and income taxes including the valuation allowance for deferred tax assets.

While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

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

Statements of Cash Flows

In accordance with FASB ASC 830-230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the three months ended March 31, 2023 and 2022.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets incurred in the three months ended March 31, 2023 and 2022.

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

For the three months ended March 31, 2023 and 2022, customer A accounted for 96.1% and 87.3%, respectively, of the Company’s total revenues.

For the three months ended March 31, 2023 and 2022, no vender accounted for more than 10% of the Company’s total purchases.

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

Payments for services received in advance in accordance with the contract are recognized as deferred revenues when received.

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

QSC, QWT, QCV, QGE, QBT, QIB, and QR operate in Malaysia and are subject to the income tax laws of Malaysia. QFL and QTBS operate in Hong Kong and are subject to the income tax law of Hong Kong. As of March 31, 2023 and December 31, 2022, all of the Company’s tax returns remain open for statutory examination by relevant tax authorities.

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

Earnings per share

Basic earnings per ordinary share is computed by dividing net earnings attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2023 and 2022, the Company had no dilutive stocks.

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

Note 3 - GOING CONCERN

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The Company had working capital deficit of $1,477,165 and $1,725,668 as of March 31, 2023, and December 31, 2022, respectively. In addition, the Company had accumulated deficits of $2,779,421 and $3,013,236 as of March 31, 2023, and December 31, 2022, respectively. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

Note 4 - ACCOUNTS RECEIVABLE

	March 31,	December 31,
	2023	2022

Accounts receivable	$-	$-
Accounts receivable-related parties	8	2,054
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$8	$2,054

Bad debt expense charged to operations was $0 three months ended March 31, 2023 and 2022.

* Refer to Note 9 (1) - Related party transactions.

Note 5 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	March 31,	December 31,
	2023	2022

Office equipment and furniture	$6,241	$5,017
Computers and printers	11,984	12,019
Leasehold improvements	20,384	20,444
Total	38,609	37,480
Less: Accumulated depreciation	(33,958)	(32,923)
Total property, plant and equipment, net	$4,651	$4,557

Depreciation expense charged to operations was $1,136 and $1,201 for the three months ended March 31, 2023 and 2022, respectively.

Note 6 - ACCOUNTS PAYABLE

Accounts payable consist of the following:
	March 31,	December 31,
	2023	2022

Accounts payable	$-	$10,840
Accounts payable-related parties*	32,857	22,726
Total	$32,857	$33,566

* Refer to Note 9 (4) - Related party transaction.

Note 7 - ACCRUED EXPENSES

Accrued expenses consist of the following:
	March 31,	December 31,
	2023	2022

Accrued pension and employee benefit	$36,390	$32,651
Accrued professional fees	138,867	140,001
Accrued office expenses	10,634	8,601
Total	$185,891	$181,253

Note 8 - TAXES PAYABLE

Taxes payable consist of the following:
	March 31,	December 31,
	2023	2022

Malaysia income taxes payable	$98,268	$115,947
Malaysia services taxes payable	170,254	170,750
Hong Kong income taxes payable	745,074	730,479
Total	$1,013,596	$1,017,176

Note 9 - RELATED PARTY TRANSACTIONS

The Company had transactions with the following related parties:

Name of Related Party	Nature of Relationship

Mr. Yung Kong Chin	A director of the Company.
Mr. Hua Fung Chin	A director of the Company, and son of Mr. Yung Kong Chin.
Mr. Ting Teck Sheng	A director of the Company.
Ms. Tingting Gu	A director of the Company.
Richwood Ventures Berhad	A Malaysia company, Mr. Ting Teck Sheng is a director.
Panpay Holdings SDN BHD	A Malaysia company Mr. Ting Teck Sheng is a director.
Pantop Venture Capital SDN BHD	A Malaysia company owns 40% of QMIS Richwood Blacktech SDN BHD
Pantop Millennium SDN BHD	A Malaysia company owns 3% of QMIS Richwood Blacktech SDN BHD
QMIS Financial Group Limited	A Hong Kong company, Mr. Yung Kong Chin is a director.
QMIS Asset Management Limited	A Hong Kong company, Ms. Tingting Gu is a director.

(1)Software development services provided to Richwood Ventures Berhad and Panpay Holdings SDN BHD.

QMIS Richwood Blacktech SDN BHD ("QR") provides software development services to Richwood Ventures Berhad and Panpay Holdings SDN BHD. In the three months ended March 31, 2023, QR generated revenue of $9,359 and $21,839 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively. In the three months ended March 31, 2022, QR generated revenue of $27,196 and $63,457 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively.  As of March 31, 2023, accounts receivable from Richwood Ventures Berhad was $8, and deferred revenue from Panpay Holdings SDN BHD amounted to $6,254.  As of December 31, 2022, accounts receivable from Richwood Ventures Berhad was $2,054, and deferred revenue from Panpay Holdings SDN BHD amounted to $1,500.

(2)Management fees paid to QMIS Financial Group Limited

QMIS Finance Limited ("QFL") and QMIS TBS Capital Group Corp. ("QTBS") paid management fees to QMIS Financial Group Limited for general and administrative services, such as office space and bookkeeping. The management fees amounted to $285,189 and $822,806 in the three months ended March 31, 2023 and 2022, respectively. There was no outstanding balance for accounts payable to QMIS Finance Group Limited as of March 31, 2023, and December 31, 2022, respectively.

(3)Advisory fees paid to QMIS Asset Management Limited

QMIS Finance Limited ("QFL") and QMIS TBS Capital Group Corp. ("QTBS") paid advisory fees to QMIS Asset Management Limited for assistance in the consultant services. The advisory fees amounted to $3,605 and $nil in the three months ended March 31, 2023 and 2022, respectively. There was no outstanding balance for accounts payable to QMIS Asset Management Limited as of March 31, 2023, and December 31, 2022, respectively.

(4)Accounts payable to Pantop Millennium SDN BHD

Pantop Millennium SDN BHD has provided general and administrative services, such as office space and bookkeeping, to QMIS Richwood Blacktech SDN BHD ("QR") since its inception in June 2021. The amount of the services was $10,257 and $7,157 for the three months ended March 31, 2023 and 2022, respectively. The accounts payable to Pantop Millennium SDN BHD amounted to $32,875 and $22,726 as of March 31, 2023, and December 31, 2022, respectively.

(5)Due to related parties

Since QMIS Richwood Blacktech SDN BHD ("QR") did not have a bank account until November 2022, Pantop Venture Capital SDN BHD has traditionally paid QR's expenses for its operation. These advanced payments are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Due to lack of cash resources, Dr. Yung Kong Chin has financed the Company's operation. Whenever the Company needs cash resources, Dr. Chin loans money to the Company to support its operation. These loans are unsecured, non-interest bearing and payable on demand. As of the date of this Report, there were no written agreements for these advances.

As of the date of this Report, amounts due to related parties consisted of the following:

	March 31,	December 31,
	2023	2022

Mr. Yung Kong Chin	$590,042	$610,557
Pantop Venture Capital SDN BHD	75,959	64,817
Total	$666,001	$675,374

Compensation paid to directors

Mr. Yung Kong Chin and Mr. Huan Fung Chin lead the consultant service team which provides consultant services to customers. Their compensation was included in the costs of consultant services.

Compensation paid to directors consists of the following:

	For the Three Months Ended
	March 31,	March 31,
	2023	2022

Mr. Yung Kong Chin	$24,553	$418,141
Mr. Huan Fung Chin	10,257	20,001
Total	$34,810	$438,142

Note 10 - LEASES

The Company has operating leases for corporate offices, employees’ accommodation, and office equipment. These leases have initial lease terms of 12 months to 5 years. The Company has elected not to recognize lease assets and liabilities for leases with an initial term of 12 months or less.

The Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rates for these leases based primarily on lease terms, which were 8% in Malaysia.

The components of lease costs, lease term and discount rate with respect of operating leases with an initial term of more than 12 months are as follows:

	For the Three Months Ended
	March 31,	March 31,
	2023	2022

Operating lease cost	$6,277	$6,554

	March 31,	December 31,
	2023	2022

Weighted Average Remaining Lease Term - Operating leases	0.38 years	0.58 years

Weighted Average Discount Rate - Operating leases	8.00%	8.00%

As of March 31, 2023, future minimum lease payments under the non-cancelable lease agreements are as follows:

December 31,
2022

2023	$10,996
2024	245
Total lease payments	11,241
Less: imputed interest	(121)
Total lease liabilities	11,120
Less: current portion	10,881
Non-current lease liabilities	$239

Note 11 - INCOME TAXES

United States

QMIS USA is a company registered in the State of Delaware incorporated on November 21, 2019, and subject to federal income tax at 21% statutory tax rate with respect to the profit generated from the United States.

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

The components of the income tax provision were as follows:

	For the Three Months ended
	March 31,	March 31,
	2023	2022
Current tax provision:
United States	$-	$-
Malaysia	-	-
Hong Kong	19,125	111,021
	19,125	111,021
Deferred tax provision:
United States	-	-
Malaysia	-	-
Hong Kong	-	-
	-	-
	$19,125	$111,021

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

Note 12 - SEGMENT REPORTING

Revenue by service categories

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Revenue
Consultant services	$776,347	$631,678
Software development	31,198	90,653
	807,545	722,331
Operating costs
Consultant services	526,051	2,084,283
Software development	30,139	73,006
	556,190	2,157,289
Income (loss) from operations
Consultant services	250,296	(1,452,605)
Software development	1,059	17,647
	251,355	(1,434,958)
Other income (expenses)
Consultant services	2,046	7,194
Software development	-	-
	2,046	7,194
Income (loss) before income tax expense
Consultant services	252,342	(1,445,411)
Software development	1,059	17,647
	253,401	(1,427,764)
Income tax expense
Consultant services	19,125	111,021
Software development	-	-
	19,125	111,021
Net income (loss)
Consultant services	233,217	(1,556,432)
Software development	1,059	17,647
	$234,276	$(1,538,785)

Capital expenditure
Consultant services	$-	$369
Software development	1,245	-
	$1,245	$369

	March 31,	December 31,
	2023	2022
Total assets
Consultant services	$244,626	$27,973
Software development	21,476	6,543
Other	183,595	180,839
	$449,697	$215,355

Note 13 - EQUITY CAPITAL

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

On February 13, 2023, a total of 1,000,100 shares of common stock were issued at par value $0.0001 per share to Mr. Chin Yung Kong and Mr. Chin Hua Fung for acquisition of QMIS Securities Capital SDN BHD.

Capital Stock Issued and Outstanding

As of March 31, 2023, and December 31, 2022, 301,000,100 shares of common stock were issued and outstanding, respectively, no shares of preferred stock were issued and outstanding, respectively. The number of shares reflects the retrospective presentation of the share issuance on February 13, 2023, due to the recapitalization between entities under common control.

Note 14 - CONVERTIBLE PROMISSORY NOTE

On October 30, 2020, the Company entered into an agreement to issue a convertible promissory note (the "Note") in the principal amount of one million five hundred thousand dollars ($1,500,000), to the Chairman of the Board and CEO, Dr. Yung Kong Chin. The Company will pay interest from the date of issuance of the Note on the unpaid principal balance at the annual rate of interest equal to eight percent (8%) per six months, such principal and interest to be payable on demand. The Note is a general unsecured obligation of the Company. At any time, the unpaid principal amount of the Note and any unpaid interest accrued thereon can be converted into the Company's common stock at $1.50 per share. However, the Note has not been issued and no fund has been made to the Company at the date of this report.  The Company and Dr. Chin anticipate that the Note will be issued in the third quarter of 2023.

Note 15 - CONTINGENCIES, RISKS AND UNCERTAINTIES

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

Liquidity risk

The Company is exposed to liquidity risk which is a risk that the Company is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the shareholders to obtain short-term funding to meet the liquidity shortage.

Other risk

The Company’s business, financial condition and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, such as the COVID-19 outbreak and spread, which could significantly disrupt the Company’s operations.

Note 16 - SUBSEQUENT EVENTS

The Company evaluated subsequent events from the balance sheet date to the date the unaudited consolidated financial statements were available to be issued, and concluded that no subsequent events have occurred that would require recognition or disclosure in the unaudited consolidated financial statements.

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

The Company had working capital deficit of $1,477,165 and $1,725,668 as of March 31, 2023, and December 31, 2022, respectively. In addition, the Company had accumulated deficits of $2,779,421 and $3,013,236 as of March 31, 2023, and December 31, 2022, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

Result of Operations

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

The following table summarizes the results of our operations during the Three Months Ended March 31, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such years:

	For the Three Months ended March 31,
	2023		2022		Variance
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

REVENUE	$807,545	100%	$722,331	100%	$85,214	12%
COST OF REVENUES	140,214	17%	1,114,390	154%	(974,176)	-87%
GROSS PROFIT	667,331	83%	(392,059)	-54%	1,059,390	270%

Operating expenses:
General Administrative Expenses	415,976	52%	1,042,899	144%	(626,923)	-60%
Total operating expenses	415,976	52%	1,042,899	144%	(626,923)	-60%

Income (Loss) from Operation	251,355	31%	(1,434,958)	-199%	1,686,313	118%

Total Other Income (Expense)	2,046	0%	7,194	1%	(5,148)	-72%

Loss before Provision of Income Tax	253,401	31%	(1,427,764)	-198%	1,681,165	118%

Provision for income tax	19,125	2%	111,021	15%	(91,896)	-83%

Net Income (Loss)	$234,276	29%	$(1,538,785)	-213%	$1,773,061	115%

Less: net loss attributable to non-controlling interest	461	0%	8,379	1%	(7,918)	-94%

Net income (loss) attributable to QMIS TBS Capital Group Corp.	$233,815	29%	$(1,547,164)	-214%	$1,780,979	115%

The Company recorded net income of $234,276 for the three months ended March 31, 2023, as compared to a net loss of $1,538,785 in the prior year ended March 31, 2022. The increase in net income is primarily due to increase in revenue of $85,214, decrease in cost of revenues of $974,176 and decreased in general administrative expenses by $626,923 compared to the prior year.

Revenues

Our different revenue sources for the three months ended March 31, 2023 and March 31, 2022, were as follows:

	For the Three Months Ended March 31,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%
Consultant Services	$776,347	96%	$631,678	87%	$144,669	23%
Software-development related parties	31,198	4%	90,653	13%	(59,455)	-66%
Total Revenue	$807,545	100%	$722,331	100%	$85,214	12%

For the three months ended March 31, 2023, the Company recorded a total revenue of $807,545, marking a notable 12% increase compared to the same period in the prior year.

The primary driver of this revenue growth was the consultant services segment, which accounted for $776,347 or 96% of the total revenue. This segment exhibited strong performance, experiencing a substantial increase of $144,669 or 23% compared to the prior year. The growth in consultant services revenue can be attributed to the Company's ability to meet the increased demand for its services.

However, the revenue from software development – related parties amounted to $31,198 or 4% of the total revenue. This segment witnessed a significant decline of $59,455 or 66% compared to the prior year. This decline was mainly attributed to the absence of sales related to a one-off successful APP developed in the corresponding period of the prior year.

Cost of Sales

The following table sets forth the breakdown of our total cost of sales for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%
Cost of Consultant Services	$120,817	86%	$1,050,771	94%	$(929,954)	-89%
Cost of Software Development	19,397	14%	63,619	6%	(44,222)	-70%
Total Cost of Sales	$140,214	100%	$1,114,390	100%	$(974,176)	-87%

For the three months ended March 31, 2023, the Company achieved a significant 87% decrease in total cost of sales, amounting to $140,214, compared to the prior year. This was driven by substantial reductions in both the cost of consultant services and software development.

Cost of consultant services decreased by $929,954, or 89% to $120,817 in the three months ended March 31, 2023, from $1,050,771 in the three months ended March 31, 2022, primarily attributable to a decrease $911,693 in consultant costs and labor costs directly related the consultant services. The cost of software development declined by $44,222 or 70% to $19,397 in the three months ended March 31, 2023, from $63,619 in the three months ended March 31, 2022, mainly due to the absence of sales related to a specific App developed in the prior year.

Gross Profit

The gross profit performance for the three months ended March 31, 2023, showed a significant improvement compared to the same period in 2022. The company achieved a gross profit of $667,331, a $1,059,390 increase from the prior year's loss. This improvement can be attributed to a 12% revenue growth and a substantial 87% decrease in the cost of revenues. The gross profit margin increased from -54% to 83%.

Operating Expenses

The following table sets forth the breakdown of our total operating expenses for the three months ended March 31, 2023 and 2022:

		For the Three Months ended March 31,
		2023			2022		Variance
General Administrative		Amount	%		Amount	%		Amount	%
Expenses	$			$			$
Payroll and Employee Benefits		15,358	4%		7,442	1%		7,916	106%
Depreciation Expenses		1,136	0%		1,201	0%		(65)	-5%
Office Expenses		12,356	3%		12,897	1%		(541)	-4%
Rental Expenses		9,903	2%		9,861	1%		42	0%
Due and Subscription		34,250	8%		33,320	3%		930	3%
Taxes Expenses		114	0%		408	0%		(294)	-72%
Professional Fees		54,065	13%		47,964	5%		6,101	13%
Consultation Fees		-	0%		87,000	8%		(87,000)	-100%
Management Fees		-	0%		20,000	2%		(20,000)	-100%
Management-Related Fees		285,189	69%		822,806	79%		(537,617)	-65%
Advisory Fee-Related Party		3,605	1%		-	0%		3,605	100%
Total Operating Expenses		$415,976	100%		$1,042,899	100%		$(626,923)	-60%

The total general and administrative expenses for the year ended March 2023 amounted to $415,976, marking a substantial 60% decrease compared to the prior year's $1,042,899. This significant reduction in expenses can be attributed to several key factors.

Firstly, management fees paid to our related party, QMIS Finance Limited (QFL), for general and administrative services decreased by $537,617 or 65% compared to the previous year. Secondly, the absence of corporate advisory fees for setting up the investment banking operational unit resulted in a decrease of $87,000 in consultant fees. Furthermore, the absence of $20,000 in management fees paid to management team of Richfield Orion.

Other Income, Net

For the three months ended March 31, 2023, the Company recorded a total of $2,046 in other income, reflecting a significant decrease of $5,148 or 72% compared to the prior year. This decrease primarily attributed to a decrease in gain on foreign currency transactions.

Income Tax Expenses

The provision for income taxes for the three months ended March 31, 2023, amounted to $19,125, representing a decrease of $91,896 or 83% compared to the prior year.

Net Income

The Company reported a net income of $234,276 for the three months ended March 31, 2023. This represents a significant improvement compared to the prior year's net loss of $1,538,785 for the factors mentioned above.

Net Income (Loss) Attributable to Non-Controlling Interest

As refer to our company structure, we have non-controlling interest in our equity. Accordingly, we recorded non-controlling interest income attributable to the non-controlling interest. The net income attributable to non-controlling interests amounted to $461 for the three months ended March 31, 2023. This represents a decrease of $7,918 or 94% compared to the prior year.

Net income (loss) attributable to QMIS TBS Capital Group Corp.

As a result of the foregoing, we reported a net income attributable to QMIS TBS Capital Group Corp. of $233,815 for the three months ended March 31, 2023, representing a $1,780,979 or 115% increase from a net loss of $1,547,164 for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had $429,485 in cash as compared to $187,437 as of December 31, 2022.

In assessing our liquidity, management monitors and analyzes our cash, our ability to generate sufficient revenue in the future, and our operating and capital expenditure commitments. We believe that our current cash and cash flows provided by operating activities, borrowings from our principal shareholders will be sufficient to meet our working capital needs in the next 12 months from the date the audited financial statements were issued. The Company remains focused on optimizing its cash flow, effectively managing its operations, and strategically deploying capital to support its growth initiatives.

The following table sets forth summary of our cash flows as of March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,	March 31,
	2023	2022

Net cash used by operating activities	$249,877	$(1,250,428)
Net cash provided (used) by investing activities	(1,245)	(369)
Net cash provided (used) by financing activities	(3,144)	112,298
Effect on changes in foreign exchange rate	(3,440)	(2,127)
NET CHANGE IN CASH	242,048	(1,140,626)
CASH BEGINNING OF YEAR	187,437	1,409,794
CASH END OF YEAR	$429,485	$269,168

Operating Activities

Net cash provided by operating activities was $249,877 in the three months ended March 31, 2023, as compared to the Company had a net cash used in operating activities of $1,250,428 in the three months ended March 31, 2022, primarily consisting of the following:

i.Net income of $234,276.

ii.Increase of $4,850 in accrued expenses, due to increase in professional expenses related to SEC filings.

iii.Increase of $4,786 in deferred revenue from a related party.

Investing Activities

For the three months ended March 31, 2023, net cash used in investment activities was $1,245, as compared to net cash used in investing activities amounted to $369 in the three months ended March 31, 2022, primarily consisting of the purchase of fixed assets of $1, 245.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023, amounted to $3,144, as compared to net cash provided by financing activities in the three months ended March 31, 2022, primarily consisting of repayment of $89,559 for loans from related parties, offset by proceeds of $86,415 from loans from related parties.

Contractual Obligations

Lease commitment

The Company has operating leases for corporate offices, employees’ accommodation, and office equipment. These leases have initial lease terms of 12 months to 5 years. The Company has elected not to recognize lease assets and liabilities for leases with an initial term of 12 months or less.

As of March 31, 2023, future minimum lease payments under the non-cancelable lease agreements are as follows:

December 31,
2022

2023	$10,996
2024	245
Total lease payments	11,241
Less: imputed interest	(121)
Total lease liabilities	11,120
Less: current portion	10,881
Non-current lease liabilities	$239

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

Going Concern

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The Company had working capital deficit of $1,477,165 and $1,725,668 as of March 31, 2023, and December 31, 2022, respectively. In addition, the Company had accumulated deficits of $2,779,421 and $3,013,236 as of March 31, 2023, and December 31, 2022, respectively. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

Payments for services received in advance in accordance with the contract are recognized as deferred revenues when received.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Based upon that evaluation, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the following material weaknesses in our internal control over financial reporting, many of which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) inadequate control activities and monitoring processes over financial reporting. Management will continue to work to improve the Company’s disclosure controls and procedures throughout 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 13, 2023, the two shareholders of all 1,000,100 of the outstanding shares of common stock of QMIS Securities Capital (M) Sdn. Bhd. (“QSC”) entered into share exchange agreements (the “Share Exchange Agreements”) with the QMIS TBS Capital Group (“QMIS TBS”). The two QSC shareholders were Dr. Chin Yung Kong, the Chief Executive Officer of QMIS TBS, and Chin Hua Fung, Dr. Chin’s son.

Dr. Chin exchanged 700,070 shares of QSC common stock for 700,070 shares of QMIS TBS common stock.  Mr. Chin exchanged 300,030 shares of QSC common stock for 300,030 shares of QMIS TBS common stock.  Pursuant to the Share Exchange Agreements, QMIS TBS became the sole shareholder of QSC.

The 1,000,100 shares of QMIS TBS common stock were issued without registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”) and rules and regulations promulgated under the 1933 Act.

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

Dated: May 22, 2023

	By:	/s/ Yung Kong Chin
Yung Kong Chin
Chief Executive Officer
(Principal Executive Officer)
Dated: May 22, 2023
	By:	/s/ Ong Kar Yee
Ong Kar Yee
Chief Financial Officer
(Principal Financial Officer)