Form 10-Q
period 2023-06-30
QMIS TBS Capital Group Corp.
filed 2023-08-17
CIK 1796160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 17, 2023, the issuer had 301,000,100 shares of its common stock issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) pandemic, and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned,” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties, and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, the duration and scope of the COVID-19 pandemic and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses, and individuals take in response to the pandemic, including mandatory business closures and restrictions on onsite commercial interactions; the impact of the COVID-19 pandemic and action taken in response to the pandemic on global and regional economies and economic activity; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. For a more thorough discussion of these risks, you should read this entire Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 17, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$120,605	187,437
Accounts receivable, net (Note 4)	100,039	2,054
Prepaid expenses	322	-
Contract security deposit	8,062	8,506
Total Current Assets	229,028	197,997

Property, plant and equipment, net (Note 5)	3,430	4,557
Operating lease right of use asset, net (Note 10)	550	12,801
Total Assets	$233,008	215,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Note 6)	$36,441	33,566
Accrued expenses (Note 7)	251,685	181,253
Deferred revenue-related parties (Note 9 (1))	-	1,500
Taxes payable (Note 8)	983,996	1,017,176
Operating lease liabilities – current (Note 10)	860	14,796
Due to related parties (Note 9 (5))	761,195	675,374
Total Current Liabilities	2,034,177	1,923,665

Operating lease liabilities – noncurrent (Note 10)	114	357
Total Liabilities	2,034,291	1,924,022

Commitments and Contingencies (Note 15)	-	-

Shareholders' Equity:
Preferred stock, par value $0.0001, 10,000,000 shares authorized;0 share issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, par value $0.0001, 750,000,000 shares authorized; 301,000,100 shares issued and outstanding as of June 30, 2023 and December 31, 2022 *	30,100	30,100
Additional paid-in capital	1,251,350	1,251,350
Retained Earnings (Accumulated deficit)	(3,135,389)	(3,013,236)
Accumulated other comprehensive income	60,597	30,104
Total QMIS TBS Capital Group Corp. shareholders' equity	(1,793,342)	(1,701,682)
Non-controlling interest	(7,941)	(6,985)
Total Shareholders' Equity (Deficit)	(1,801,283)	(1,708,667)
Total Liabilities and Shareholders' Equity (Deficit)	$233,008	215,355

* Retrospectively restated for effect of share issuances on February 13, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenue
Consultant services	$319,937	$(1,638)	$1,096,284	$630,040
Software development and maintenance services-Related parties (Note 9 (1))	15,243	5,344	30,970	95,997
Software development and maintenance services	2,614	-	18,085	-
Total revenue	337,794	3,706	1,145,339	726,037

Costs of Revenue
Costs of consultant services	291,636	32,370	412,453	1,083,141
Costs of software development and maintenance services	11,741	1,748	31,138	65,367
Total of costs of revenue	303,377	34,118	443,591	1,148,508

Gross Profit	34,417	(30,412)	701,748	(422,471)

Operating Expenses

General and administrative expenses
Payroll and employee benefit	12,115	7,159	27,473	14,601
Depreciation expenses	997	1,166	2,133	2,367
Office expenses	68,346	13,338	80,816	26,643
Rental expenses	9,230	9,909	19,133	19,770
Due and subscription	5,300	115	39,550	33,435
Professional fees	191,802	43,921	245,867	91,885
Consultant fees	-	50,000	-	137,000
Management fees	-	10,000	-	30,000
Management fees-related party (Note 9 (2))	99,977	(2,120)	385,166	820,686
Advisory fee-related party (Note 9 (3))	3,600	-	7,205	-
Total general and administrative expenses	391,367	133,488	807,343	1,176,387

Total Operating Expenses	391,367	133,488	807,343	1,176,387

Income (Loss) from Operation	(356,950)	(163,900)	(105,595)	(1,598,858)

Other Income (Expenses)
Interest income	224	-	235	2
Gain (loss) on foreign currency transaction	(1,462)	299	573	7,491
Total Other Income (Expenses)	(1,238)	299	808	7,493

Loss before Provision for Income Tax	(358,188)	(163,601)	(104,787)	(1,591,365)

Provision for Income Tax	77	(1,027)	19,202	109,994

Net Income (Loss)	(358,265)	(162,574)	(123,989)	(1,701,359)

Less: net income attributable to non-controlling interest	(2,297)	(5,746)	(1,836)	2,633

Net income (loss) attributable to
QMIS TBS Capital Group Corp.	$(355,968)	$(156,828)	$(122,153)	$(1,703,992)

Other comprehensive income (loss)
Effects of foreign currency conversion	23,004	13,575	31,373	18,136
Total comprehensive income (loss)	(332,964)	(143,253)	(90,780)	(1,685,856)
Less: comprehensive income attributable to non-controlling interest	435	(852)	880	(981)
Comprehensive income (loss) attributable to
QMIS TBS Capital Group Corp.	$(333,399)	$(142,401)	$(91,660)	$(1,684,875)

Basic and Fully Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	301,000,100	301,000,100	301,000,100	301,000,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

				Retained	Accumulated	Total QMIS TBS		Total
	Ordinary Shares		Additional	Earnings	Other	Capital Group Corp.		Shareholders'
	Number of		Paid-in	(Accumulated	Comprehensive	Shareholders'	Non-controlling	Equity
	Shares*	Amount	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Interest	(Deficit)
Balance at
January 1, 2023*	301,000,100	30,100	1,251,350	(3,013,236)	30,104	(1,701,682)	(6,985)	(1,708,667)

Net income	-	-	-	233,815	-	233,815	461	234,276

Foreign currency translation adjustment	-	-	-	-	7,924	7,924	445	8,369
Balances at
March 31, 2023*	301,000,100	30,100	1,251,350	(2,779,421)	38,028	(1,459,943)	(6,079)	(1,466,022)

Net income	-	-	-	(355,968)	-	(355,968)	(2,297)	(358,265)

Foreign currency translation adjustment	-	-	-	-	22,569	22,569	435	23,004.00
Balances at
June 30, 2023*	301,000,100	30,100	1,251,350	(3,135,389)	60,597	(1,793,342)	(7,941)	(1,801,283)

Balance at
January 1, 2022*	301,000,100	30,100	251,375	(786,951)	(17,445)	(522,921)	16,951	(505,970)

Capital contribution	-	-	999,975	-	-	999,975	-	999,975

Net income	-	-	-	(1,547,164)	-	(1,547,164)	8,379	(1,538,785)

Foreign currency translation adjustment	-	-	-	-	4,690	4,690	(129)	4,561
Balances at
March 31, 2022*	301,000,100	30,100	1,251,350	(2,334,115)	(12,755)	(1,065,420)	25,201	(1,040,219)

Net income	-	-	-	(156,828)	-	(156,828)	(5,746)	(162,574)

Foreign currency translation adjustment	-	-	-	-	14,427	14,427	(852)	13,575
Balances at
June 30, 2022*	301,000,100	30,100	1,251,350	(2,490,943)	1,672	(1,207,821)	18,603	(1,189,218)

* Retrospectively restated for effect of share issuances on February 13, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,	June 30,
	2023	2022

Cash Flows from Operating Activities

Net loss	$(123,989)	$(1,701,359)
Adjustments to reconcile net loss
Depreciation	2,133	2,367
Amortization of operating lease right-of-use assets	12,065	11,656
Changes in assets and liabilities
Accounts receivable	(102,706)	138,787
Prepaid expenses	(338)	52,891
Contract security deposit	(40)	1,177
Accounts payable	5,005	2,892
Accrued expenses	72,827	35,204
Taxes payable	(15,207)	109,993
Deferred revenue	(1,481)	6,955
Operating lease liabilities	(13,944)	(11,487)
Net cash used by operating activities	(165,675)	(1,350,924)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,224)	(363)
Net cash provided (used) by investing activities	(1,224)	(363)

Cash Flows from Financing Activities
Shareholders capital contribution	-	999,975
Proceeds from related parties	116,707	70,106
Repayment to related parties	(17,889)	(943,054)
Net cash provided (used) by financing activities	98,818	127,027

Effect on changes in foreign exchange rate	1,249	(2,137)
Increase (decrease) in cash	(66,832)	(1,226,397)
Cash at beginning of period	187,437	1,409,794
Cash at end of period	$120,605	$183,397

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$34,353	$-

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

Pursuant to the Share Exchange Agreements, Dr. Chin exchanged 700,070 shares of QSC common stock for 700,070 shares of the Company’s common stock. Dr. Chin exchanged 300,030 shares of QSC common stock for 300,030 shares of the Company’s common stock. Accordingly, the Company became the sole shareholder of QSC after the share exchanges.

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

On June 22, 2020, QFL incorporated QMIS Investment Bank Limited (“QIB”) by the Labuan Financial Services Authority (LFSA) in Malaysia under the company limited by shares act with the name of QMIS Finance (L) Limited. Subsequently, the name was changed to QMIS Labuan Investment Bank Limited on March 24, 2021, and finally to QMIS Investment Bank Limited on 28 July 2022. QFL owns 100% equity ownership interest in QIB.

On June 21, 2021, QFL and four other shareholders incorporated QMIS Richwood Blacktech Sdn. Bhd. (“QR”) by the Companies Commission of Malaysia under the private limited company act. QFL owns 51% equity ownership interest in QR.

On August 3, 2023, QMIS Investment Bank Limited (“QIB”) and Dr. Chin incorporated a company, QMIS Micropay Berhad, in Kuala Lumpur, Malaysia. QIB and Dr. Chin own 60% and 40% of the ownership equity interests of QMIS Micropay Berhad, respectively. QMIS Micropay Berhad plans to carry on the business of electronic payments and transactions but had not engaged in any business operation as of the date of this Quarterly Report.

The Company’s organizational chart after the share exchanges and other transactions discussed above was as follows:

As of the date of this Report, QMIS USA was a holding company. QSC, QFL, and QTBS work together to provide consultant services. QR is engaged in the business of software development. Beginning from early 2023, QR generates revenue from the usage of an online payment software, QRPay, which is maintained by QR. None of the other subsidiaries were engaged in business operations as of the date of this Report.

Except as set forth in the relevant discussion, QMIS USA, QSC, QFL, QTBS, QR, QIB, QGE, QBT, QWT, and QCV are hereafter referred to collectively as the Company.

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

These unaudited interim consolidated financial statements do not include all of the information and disclosure required by the U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments consisting of normal recurring nature considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollar (“US$”), which is the reporting currency of the Company. The functional currency of QSC, QWT, QCV, QGE, QBT, and QR are Malaysian Ringgit (“MYR”). The functional currency of QFL and QTBS are Hong Kong dollar ("HKD"). The functional currency of QMIS USA and QIB is US$.

Each subsidiary of the Company maintains its books and records in its respective functional currency.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of QMIS USA is the United States Dollar, and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements,” assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive gain (loss) within the statements of changes in shareholders’ deficit.

The exchange rates used for foreign currency translation were as follows:

US$1 = HKD

Period Covered	Balance Sheet Date Rates	Average Rates

Six months ended June 30, 2023	7.8363	7.8394
Six months ended June 30, 2022	7.8472	7.8260

US$1 = MYR

Period Covered	Balance Sheet Date Rates	Average Rates

Six months ended June 30, 2023	4.6650	4.4559
Six months ended June 30, 2022	4.4075	4.2710

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

Fair Value of Financial Instruments

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follow:

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

Statements of Cash Flows

In accordance with ASC 830-230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the functional currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the six months ended June 30, 2023 and 2022.

Operating lease

The Company’s leases are classified as operating leases in accordance with ASC Topic 842, “Leases.” Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets incurred in the six months ended June 30, 2023 and 2022.

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

For the six months ended June 30, 2023 and 2022, customer A accounted for 95.7% and 86.7%, respectively, of the Company’s total revenues.

For the six months ended June 30, 2023 and 2022, no vendor accounted for more than 10% of the Company’s total purchases.

Revenue Recognition

The Company adopted ASC 606, “Revenue from Contracts with Customers,” upon inception. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Revenue from Software Development and maintenance services

QR provides customers with software development and maintenance services pursuant to their specific requirements, which primarily compose of custom application development, supporting, and training. The Company generally recognizes revenue at a point in time when control is transferred to the customers and the Company is entitled to the payment, or when the promised services are delivered and accepted by the customers.

Beginning from early 2023, QR generates revenue from the usage of an online payment software, QRPay, which is maintained by QR. QR recognizes such revenue at a point in time when the related online payment transaction is successfully completed and QR is entitled to the revenue.

Payments for services received in advance in accordance with the contract are recognized as deferred revenues when received.

Cost of Revenues

Cost of revenues primarily consists of salaries and related expenses (e.g., bonuses, employee benefits, statutory pension contribution, and payroll taxes) for personnel directly involved in the delivery of services and products directly to customers.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income,” established standards for reporting and display of comprehensive income/loss, its components and accumulated balances. Components of comprehensive income/loss include net income/loss and foreign currency translation adjustments. The component of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments.

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

QSC, QWT, QCV, QGE, QBT, QIB, and QR operate in Malaysia and are subject to the income tax laws of Malaysia. QFL and QTBS operate in Hong Kong and are subject to the income tax law of Hong Kong. As of June 30, 2023, and December 31, 2022, all of the Company’s tax returns remain open for statutory examination by relevant tax authorities.

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

Service taxes

Service tax is a consumption tax levied by Malaysian tax authorities and is charged on any taxable service income (including digital services) provided in Malaysia by a registered company in carrying on their business. The rate of service tax is 6% ad valorem for all taxable services. A taxable entity is a company that is registered or liable to be registered for service taxes. A company is liable to be registered if the total value of its taxable services for a 12-month period exceeds or is expected to exceed the prescribed registration threshold of MYR500,000 as consultancy, training or coaching services providers and digital and information technology services providers. QSC, QWT, QCV, QGE, QBT, and QR are all subject to these service taxes. Service taxes were recorded with respect to these Malaysian subsidiaries as a deduction against the Company’s gross revenue.

Earnings per share

Basic earnings per ordinary share is computed by dividing net earnings attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2023 and 2022, the Company had no dilutive stocks.

Related Parties Transactions

The Company identifies related parties, and accounts for, discloses related party transactions in accordance with ASC 850, “Related Party Disclosures,” and other relevant ASC standards.

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

Management determined the Company’s operations constitute two reportable segments in accordance with ASC 280, business consultant services and software development and maintenance services.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statement presentation and related disclosures.

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-01 will have on its consolidated financial statement presentation and disclosures.

Note 3 - GOING CONCERN

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The Company incurred a loss of $123,989 and $1,701,359 for the six months ended June 30, 2023 and 2022, respectively. The Company also had working capital deficit of $1,810,863 and $1,725,668 as of June 30, 2023, and December 31, 2022, respectively. In addition, the Company had accumulated deficit of $3,135,389 and $3,013,236 as of June 30, 2023, and December 31, 2022, respectively. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

Note 4 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30,	December 31,
	2023	2022

Accounts receivable	$100,039	$-
Accounts receivable-related parties*	-	2,054
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$100,039	$2,054

Bad debt expense charged to operations was $0 for the six months ended June 30, 2023 and 2022.

* Refer to Note 9 (1) - Related party transactions.

Note 5 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30,	December 31,
	2023	2022

Office equipment and furniture	5,902	5,017
Computers and printers	11,337	12,019
Leasehold improvements	19,283	20,444
Total	36,522	37,480
Less: Accumulated depreciation	(33,092)	(32,923)
Total property, plant and equipment, net	$3,430	$4,557

Depreciation expense charged to operations was $2,133 and $2,367 for the six months ended June 30, 2023 and 2022, respectively.

Note 6 - ACCOUNTS PAYABLE

Accounts payable consist of the following:

	June 30,	December 31,
	2023	2022

Accounts payable	$-	$10,840
Accounts payable-related parties*	36,441	22,726
Total	$36,441	$33,566

* Refer to Note 9 (4) - Related party transaction.

Note 7 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022

Accrued pension and employee benefit	$31,919	$32,651
Accrued professional fees	211,592	140,001
Accrued office expenses	8,174	8,601
Total	$251,685	$181,253

Note 8 - TAXES PAYABLE

Taxes payable consist of the following:

	June 30,	December 31,
	2023	2022

Malaysia income taxes payable	$76,552	$115,947
Malaysia services taxes payable	161,004	170,750
Hong Kong income taxes payable	746,440	730,479
Total	$983,996	$1,017,176

Note 9 - RELATED PARTY TRANSACTIONS

The Company had transactions with the following related parties:

Name of Related Party	Nature of Relationship

Dr. Yung Kong Chin	CEO and a director of the Company.
Mr. Hua Fung Chin	A director of the Company and son of Mr. Yung Kong Chin.
Mr. Ting Teck Sheng	A director of the Company.
Ms. Tingting Gu	A director of the Company.
Mr. Kar Yee Ong	CFO and a director of the Company.
Richwood Ventures Berhad	A Malaysia company of which Mr. Ting Teck Sheng is a director.
Panpay Holdings SDN BHD	A Malaysia company of which Mr. Ting Teck Sheng is a director.
Pantop Venture Capital SDN BHD	A Malaysia company which owns 40% of QMIS Richwood Blacktech SDN BHD
Pantop Millennium SDN BHD	A Malaysia company which owns 3% of QMIS Richwood Blacktech SDN BHD
QMIS Financial Group Limited	A Hong Kong company of which Mr. Yung Kong Chin is a director.
QMIS Asset Management Limited	A Hong Kong company of which Ms. Tingting Gu is a director.

(1)Software development and maintenance services provided to Richwood Ventures Berhad and Panpay Holdings SDN BHD

QMIS Richwood Blacktech SDN BHD ("QR") provides software development and maintenance services to Richwood Ventures Berhad and Panpay Holdings SDN BHD. In the six months ended June 30, 2023, QR generated revenue of $10,323 and $20,647 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively. In the six months ended March 31, 2022, QR generated revenue of $28,799 and $67,198 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively. As of June 30, 2023, accounts receivable from Richwood Ventures Berhad was $0, and deferred revenue from Panpay Holdings SDN BHD amounted to $0. As of December 31, 2022, accounts receivable from Richwood Ventures Berhad was $2,054, and deferred revenue from Panpay Holdings SDN BHD amounted to $1,500.

(2)Management fees paid to QMIS Financial Group Limited

QMIS Finance Limited ("QFL") and QMIS TBS Capital Group Corp. ("QTBS") paid management fees as needed to QMIS Financial Group Limited for business advice and general and administrative services, such as office space and bookkeeping. The management fees amounted to $385,166 and $820,686 in the six months ended June 30, 2023 and 2022, respectively. There was no outstanding balance for accounts payable to QMIS Finance Group Limited as of June 30, 2023, and December 31, 2022, respectively.

(3)Advisory fees paid to QMIS Asset Management Limited

QFL and QTBS paid advisory fees to QMIS Asset Management Limited for business advice as needed. The advisory fees amounted to $7,205 and $0 in the six months ended June 31, 2023 and 2022, respectively. There was no outstanding balance for accounts payable to QMIS Asset Management Limited as of June 30, 2023, and December 31, 2022, respectively.

(4)Accounts payable to Pantop Millennium SND BHD

Pantop Millennium SND BHD has provided operating support and general and administrative services, such as office space and bookkeeping, to QR since QR’s inception in June 2021. The amount of the services was $20,198 and $14,048 for the six months ended June 31, 2023 and 2022, respectively. The accounts payable to Pantop Millennium SND BHD amounted to $36,441 and $22,726 as of June 30, 2023, and December 31, 2022, respectively.

(5)Due to related parties

Because QR did not have a bank account until November 2022, Pantop Venture Capital SDN BHD has traditionally paid QR's expenses for its operation. These advanced payments are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Due to lack of cash resources, Dr. Yung Kong Chin has financed the Company's operations. From time to time, Dr. Chin has lent funds to the Company to support its operations. These loans are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Dr. Yung Kong Chin, Mr. Hua Fung Chin, Mr. Kar Yee Ong, and Ms. Tingting Gu lead the consultant service team which provides consultant services to customers. Their compensation was included in the costs of consultant services, and was accrued if they were not paid as of the balance sheet date.

Due to related parties consists of the following:

	June 30,	December 31,
	2023	2022

Dr. Yung Kong Chin	$680,186	$610,557
Pantop Venture Capital SDN BHD	69,434	64,817
Ms. Tingting Gu	6,471	-
Mr. Kar Yee Ong	5,104	-
Total	$761,195	$675,374

(6)Compensation paid to directors

As noted above, Dr. Yung Kong Chin, Mr. Hua Fung Chin, Mr. Kar Yee Ong, and Ms. Tingting Gu lead the consultant service team which provides consultant services to customers. Their compensation was included in the costs of consultant services.

Compensation paid to directors consists of the following:

	For the Six Months Ended June 30,
	2023	2022

Dr. Yung Kong Chin	$253,201	$417,314
Mr. Hua Fung Chin	35,648	33,327
Ms. Tingting Gu	5,102	-
Mr. Kar Yee Ong	5,102	-
Total	$299,053	$450,641

Note 10 - LEASES

The Company has operating leases for corporate offices, employees’ accommodations, and office equipment. These leases have initial lease terms of 12 months to 5 years. The Company has elected not to recognize lease assets and liabilities for leases with an initial term of 12 months or less.

The Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is the incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rates for these leases based primarily on lease terms, which were 8% in Malaysia.

The components of lease costs, lease term and discount rate with respect of operating leases with an initial term of more than 12 months are as follows:

	For the Six Months Ended
	June 30,	June 30,
	2023	2022

Operating lease cost	$12,361	$12,497

	June 30,	December 31,
	2023	2022

Weighted Average Remaining Lease Term - Operating leases	1.25 years	0.58 years

Weighted Average Discount Rate - Operating leases	8.00%	8.00%

As of June 30, 2023, future minimum lease payments under the non-cancelable lease agreements are as follows:

June 30,
2023

2023	$887
2024	116
Total lease payments	1,003
Less: imputed interest	(29)
Total lease liabilities	974
Less: current portion	860
Non-current lease liabilities	$114

Note 11 - INCOME TAXES

United States

QMIS USA is a company registered in the State of Delaware incorporated in November 21, 2019, and is subject to federal income tax at 21% statutory tax rate with respect to the profit generated from the United States.

Malaysia

QMIS Securities Capital (M) SDN BHD (“QSC”); QMIS World Trade International SDN BHD (“QWT”) and QMIS Capital Venture SDN BHD (subsidiaries of QSC); QMIS Green Energy Berhad and QMIS Biotech Group Berhad (jointly owned by QSC, QMIS Finance Limited (“QFL”), and QWT); and QMIS Investment Bank Limited, and QMIS Richwood Blacktech SDN BHD (owned 100% and 51%, respectively, by QFL) were incorporated in Malaysia, and accordingly are governed by the income tax laws of Malaysia. The income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations, and practices. Under the Income Tax Act of Malaysia, enterprises incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while prefer, tax holidays, and tax exemptions may be granted on a case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of MYR2,500,000 or less, and gross income of not more than MYR50 million) is 17% for the first MYR600,000 (or approximately $150,000) taxable income, with the remaining balance being taxed at the 24% rate.

Hong Kong

QMIS Finance Limited and QMIS TBS Capital Group Corp. were incorporated in Hong Kong, and accordingly are subject to income tax at 8.25% on the first HKD 2,000,000 profit and 16.5% on the remaining profits arising in or derived from Hong Kong.

The components of the income tax provision were as follows:

	For the Six Months ended
	June 30,	June 30,
	2023	2022
Current tax provision:
United States	$-	$-
Malaysia	-	-
Hong Kong	19,202	109,994
	19,202	109,994
Deferred tax provision:
United States	-	-
Malaysia	-	-
Hong Kong	-	-
	-	-
	$19,202	$109,994

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

Note 12 - SEGMENT REPORTING

Revenue by service categories

	For the Six Months Ended
	June 30,	June 30,
	2023	2022
Revenue
Consultant services	$1,096,284	$630,040
Software development and maintenance services	49,055	95,997
	1,145,339	726,037
Operating costs
Consultant services	1,199,119	2,235,400
Software development and maintenance services	51,815	89,495
	1,250,934	2,324,895
Income (loss) from operations
Consultant services	(102,835)	(1,605,360)
Software development and maintenance services	(2,760)	6,502
	(105,595)	(1,598,858)
Other income (expenses)
Consultant services	808	7,493
Software development and maintenance services	-	-
	808	7,493
Income (loss) before income tax expense
Consultant services	(102,027)	(1,597,867)
Software development and maintenance services	(2,760)	6,502
	(104,787)	(1,591,365)
Income tax expense
Consultant services	19,202	109,994
Software development and maintenance services	-	-
	19,202	109,994
Net income (loss)
Consultant services	(121,229)	(1,707,861)
Software development and maintenance services	(2,760)	6,502
	$(123,989)	$(1,701,359)

Capital expenditure
Consultant services	$-	$363
Software development and maintenance services	1,224	-
	$1,224	$363

	June 30,	December 31,
	2023	2022
Total assets
Consultant services	$49,535	$27,973
Software development and maintenance services	13,703	6,543
Other	169,770	180,839
	$233,008	$215,355

Note 13 - EQUITY CAPITAL

Authorized Capital

On the date its of incorporation, QMIS USA was authorized to issue 750,000,000 shares of common stock, par value $0.0001 per share. On October 7, 2020, the Company amended its Certificate of Incorporation to be authorized to issue 760,000,000 shares of stock, consisting of 750,000,000 shares of common stock having a par value of $0.0001 per share, and 10,000,000 shares of preferred stock having a par value of $0.0001 per share.

Issuance of Common Stock

On February 12, 2020, 300,000,000 shares of common stock were issued at par value $0.0001 per share to three directors as director fees, totaling $30,000.

On February 13, 2023, a total of 1,000,100 shares of common stock were issued to Dr. Chin Yung Kong and Mr. Chin Hua Fung for acquisition of QMIS Securities Capital SDN BHD.

Capital Stock Issued and Outstanding

As of June 30, 2023, and December 31, 2022, 301,000,100 shares of common stock were issued and outstanding, respectively, and no shares of preferred stock were issued and outstanding, respectively. The number of shares reflects the retrospective presentation of the share issuance on February 13, 2023 for acquisition of QMIS Securities Capital SDN BHD, due to the recapitalization between entities under common control.

Note 14 - CONVERTIBLE PROMISSORY NOTE

On October 30, 2020, the Company entered into an agreement to issue a convertible promissory note (the "Note") in the principal amount of one million five hundred thousand dollars ($1,500,000), to the Chairman of the Board and CEO, Dr. Yung Kong Chin. The Company will pay interest from the date of issuance of the Note on the unpaid principal balance at the annual rate of interest equal to eight percent (8%) per six months, such principal and interest to be payable on demand. The Note is a general unsecured obligation of the Company. At any time, the unpaid principal amount of the Note and any unpaid interest accrued thereon can be converted into the Company's common stock at $1.50 per share. However, the Note has not been issued and no fund has been made to the Company at the date of this report. The Company and Dr. Chin anticipate that the Note will be issued in the fourth quarter of 2023.

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

Liquidity risk

The Company is exposed to liquidity risk which is the risk that the Company is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the shareholders to obtain short-term funding to meet the liquidity shortage.

Other risk

The Company’s business, financial condition and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, such as the COVID-19 outbreak and spread, which could significantly disrupt the Company’s operations.

Note 16 - SUBSEQUENT EVENTS

On August 3, 2023, QMIS Investment Bank Limited (“QIB”) and Dr. Chin incorporated a company, QMIS Micropay Berhad, in Kuala Lumpur, Malaysia. QIB and Dr. Chin own 60% and 40% of the ownership equity interests of QMIS Micropay Berhad, respectively. QMIS Micropay Berhad plans to carry on the business of electronic payments and transactions but had not engaged in any business operation as of the date of this Quarterly Report.

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

Corporate History and Organization

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

Pursuant to the Share Exchange Agreements, Dr. Chin exchanged 700,070 shares of QSC common stock for 700,070 shares of the Company’s common stock. Dr. Chin exchanged 300,030 shares of QSC common stock for 300,030 shares of the Company’s common stock. Accordingly, the Company became the sole shareholder of QSC after the share exchanges.

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

On June 22, 2020, QFL incorporated QMIS Investment Bank Limited (“QIB”) by the Labuan Financial Services Authority (LFSA) in Malaysia under the company limited by shares act with the name of QMIS Finance (L) Limited. Subsequently, the name was changed to QMIS Labuan Investment Bank Limited on March 24, 2021, and finally to QMIS Investment Bank Limited on 28 July 2022. QFL owns 100% equity ownership interest in QIB.

On June 21, 2021, QFL and four other shareholders incorporated QMIS Richwood Blacktech Sdn. Bhd. (“QR”) by the Companies Commission of Malaysia under the private limited company act. QFL owns 51% equity ownership interest in QR.

On August 3, 2023, QMIS Investment Bank Limited (“QIB”) and Dr. Chin incorporated a company, QMIS Micropay Berhad, in Kuala Lumpur, Malaysia. QIB and Dr. Chin own 60% and 40% of the ownership equity interests of QMIS Micropay Berhad, respectively. QMIS Micropay Berhad plans to carry on the business of electronic payments and transactions but had not engaged in any business operation as of the date of this Quarterly Report.

The Company's organizational chart following the share exchanges and other transactions discussed above is as follows:

As the result of the Share Exchange Agreements (discussed above), the Company, through its wholly owned subsidiary QSC has diversified its business focus from consultancy services to investment banking and payment gateway platform through its 100% owned in QMIS Finance Limited (HK)'s subsidiaries: (i) QIB; and (ii) QR.

As of the date of this Report, QMIS USA was a holding company. QSC, QFL, and QTBS work together to provide consultant services. QR is engaged in the business of software development. Beginning from early 2023, QR generates revenue from the usage of its online payment software which is maintained by QR. None of the other subsidiaries were engaged in business operations as of the date of this Report.

Business Overview

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

QSC owns the following companies:

•100% stake in QMIS TBS Capital Group Corp (HK) ("QTBS").

•100% stake in QMIS Finance Limited ("QFL").

•99.9% stake in QMIS Capital Venture Sdn. Bhd ("QCV").

•70% stake in QMIS World Trade International Sdn. Bhd. ("QWT").

•20% interest in QMIS Biotech Group Berhad ("QBT").

•20% interest in QMIS Green Energy Berhad ("QGE").

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

As of the date of this Report, QMIS USA was a holding company. QSC, QFL, and QTBS work together to provide consultant services. QR is engaged in the business of software development. Beginning from early 2023, QR generates revenue from the usage of its online payment software which is maintained by QR. None of the other subsidiaries were engaged in business operations as of the date of this Report.

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

QR is committed to continually evaluating these factors and implementing strategies to overcome any risk factors that may affect its success. This may include:

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

•Regional market expanding

QR plans to adopt a more diversified approach to its service offerings and consider expanding into new geographic areas. This could include investing in new infrastructure and resources, as well as developing new partnerships and strategic alliances with local businesses and organizations.

•Continuous innovation

Keeping up with the latest technologies and continuously improving the platform is important for staying competitive and meeting the evolving needs of users.

Investment Banking Services

Regulation and compliance

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

Financial Overview

For the three months ended June 30, 2023 and 2022, we generated revenues of $337,794 and $3,706, respectively, and reported net losses of $358,265 and net losses of $162,574, respectively. For the six months ended June 30, 2023 and 2022, we generated revenues of $1,145,339 and $726,037, respectively, and reported net losses of $123,989 and net losses of $1,701,359, respectively, and cash out flow used in operating activities of $165,675 and $1,350,924, respectively. As noted in our unaudited consolidated financial statements, as of June 30, 2023, we had an accumulated deficit of $3,135,389.

Results of Operations

Comparison of Results of Operations for the Three Months ended June 30, 2023 and 2022

The following table summarizes our operating results as reflected in our statements of income during the three months ended June 30, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended June 30,
	2023		2022		Variance
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

REVENUE	$337,794	100%	$3,706	100%	$334,088	9015%
COST OF REVENUES	303,377	90%	34,118	921%	269,259	789%
GROSS PROFIT	34,417	10%	(30,412)	-821%	64,829	-213%

Operating Expenses:
General Administrative Expenses	391,367	116%	133,488	3602%	257,879	193%

Total Operating Expenses	391,367	116%	133,488	3602%	257,879	193%

Income (Loss) from Operation	(356,950)	-106%	(163,900)	-4423%	(193,050)	-118%

Total Other Income (Expense)	(1,238)	0%	299	8%	(1,537)	-514%

Profit/(Loss) Before Provision of Income Tax	(358,188)	-106%	163,601)	-4414%	(194,587)	-119%

Provision for Income Tax	77	0%	(1,027)	-28%	1,104	-107%

Net Income (Loss)	$(358,265)	-106%	$(162,574)	-4387%	$(195,691)	120%

Less: Income attributable to non- controlling interests	(2,297)	-1%	(5,746)	-155%	3,449	-60%
Net Income (Loss) attributable to QMIS Securities Capital (M) Sdn. Bhd.	(355,968)	-107%	(156,828)	-4542%	(199,140)	127%

Revenues

Our different revenue sources for the three months ended June 30, 2023 and 2022, were as follows:

	For the Three Months Ended June 30,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%
Consultant Services	$319,937	95%	$(1,638)	-44%	$321,575	19632%
Software-development and maintenance-related parties	15,243	5%	5,344	144%	9,899	185%
Software-development and maintenance	2,614	1%	-	0%	2,614	100%
Total Revenue	$337,794	100%	$3,706	100%	$334,088	9015%

Our total revenues increased by $334,088, or 9,015%, to $337,794 for the three months ended June 30, 2023 from $3,706 for the three months ended June 30, 2022. The increase in our revenues was attributable to the following reasons:

(i)In the three months ended June 30, 2023, revenue from consultant services amounted to $319,937, constituting 95% of our total revenue. This stands in contrast to a revenue deficit of ($1,638), which was due to the float of foreign currency exchange rate. The surge of $321,575 or a 19,632% increase in revenue in 2023 was primarily driven by the recovery of our consultancy activities.

(ii)Our revenue from software development and maintenance services provided to related parties increased by $9,899, or 185%, to $15,243 for the three months ended June 30, 2023, from $5,344 in the same period of 2022. This growth can be attributed to heightened maintenance service charges in our software-maintenance collaborations with affiliated entities.

(iii)Furthermore, our revenue from software development and maintenance services provided for online payment transactions amounted to $2,614 for the three months ended June 30, 2023, compared to $0 in the same period of 2022. This growth in revenue exemplifies our successful efforts to expand our service offerings, particularly in the realm of maintenance, driven by the usage of an online payment software.

Cost of Revenues

The following table sets forth the breakdown of our total cost of revenue for the three months ended June 30, 2023, and June 30, 2022:

	For the Three Months Ended June 30,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%
Cost of Consultant Services	$291,636	96%	$32,370	95%	$259,266	801%
Cost of Software development and maintenance	11,741	4%	1,748	5%	9,993	572%
Total Cost of Revenue	$303,377	100%	$34,118	100%	$269,259	789%

Our total costs of revenues increased by $269,259, or 789%, to $303,377 for the three months ended June 30, 2023 from $34,118 for the three months ended June 30, 2022.

The cost associated with consultant services amounted to $291,636, constituting 96% of our total cost of revenue. Comparatively, for the same period in 2022, this cost stood at $32,370, representing 95% of the total cost of sales. The increase of $259,266 or an 801% surge in 2023 was primarily due to increased revenue related to consultant services.

Our software development costs reached $11,741, comprising 4% of total costs for June 30, 2023, contrasting $1,748 (5%) for the same 2022 period. The increase of $9,993 denotes escalated software maintenance expenses in 2023.

Gross Profit

Our gross profit increased by $64,829, or 213% to $34,417 in the three months ended June 30, 2023, from net deficit of $30,412 for the three months ended June 30, 2022, primarily due to the increases of $62,309 in gross profit from consultant services, as a result of recovery of our consultancy activities.

General Administrative Expenses

Our general and administrative expenses primarily consist of professional fees, management fees to related parties, employee salaries and welfare, rental expenses, license renewal fees, office utility, travel and entertainment expenses.

The total operating expenses for the three months ended June 30, 2023, reached $391,367, reflecting a substantial $257,879 or 193% increase from the $133,488 in the three months ended June 30, 2022, primarily attributable to:

(i)Professional fees totaled $191,802, contributing 49% to total expenses. This marks an increased by $147,881 or a 337% increase from the $43,921 in 2022, mainly attributable to our effort to become publicly traded on a national exchange;

(ii)Management fees paid to a replated party experienced an increase of $102,097, or 100%, in the three months ended June 30, 2023, as we needed more assistances to explore the capital market;

(iii)Our travel expense increased by $59,925, 100%, as our management team travelled to the US in connection with our efforts to become publicly traded on a national exchange; and

(iv)Offset by a decrease of $50,000, or 100% in our consultant fees related to the establishment of QIB in Labuan, Maylasia in 2022.

As a percentage of revenues, general and administrative expenses were 116% and 3,602% of our revenues for the three months ended June 30, 2023 and 2022, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily consists of interest income generated from bank deposits and gains and losses on foreign currency transactions. Net interest income increased by $224 during the three months ended June 30, 2023. No interest income was recorded in the corresponding period of the previous year. Additionally, there were net losses of $1,462 and $1,761 in the three months ended June 30, 2023 and 2022, respectively, in foreign currency transactions due to the fluctuations in foreign currency exchange rates.

Income Tax Expense

In the three months ended June 30, 2023, our income tax expense amounted to $77 due to the translation caused by the float of foreign currency exchange rate, as compared to the income tax benefit of $1,027 in the three months ended June 30, 2022, cause by the net loss.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $358,265 for the three months ended June 30, 2023, representing a substantial increase of $195,691, or 120%, compared to the net loss of $162,574 recorded in the three months ended June 30, 2022.

Net Loss Attributable to Non-controlling Interest

As referenced in the discussion of our company structure, we have non-controlling interest in our equity, meaning the portion of the equity in the subsidiaries of the Company not attributable, directly or indirectly to the Company. Accordingly, we recorded non-controlling interest income (loss) attributable to the non-controlling interest. In the three months ended June 30, 2023, we recorded net loss attributable to the non-controlling interest of $2,297. This represents a decrease of $3,449 or 60% from the net loss attributable to non-controlling interest of $5,746 recorded in the three months ended June 30, 2022.

Net income (loss) attributable to QMIS TBS Capital Group Corp.

As a result of the foregoing, we reported a net loss attributable to QMIS TBS Capital Group Corp. of $355,968 for the three months ended June 30, 2023, which represented an increase of $199,140 or 127% compared to the net loss of $156,828 reported in the three months ended June 30, 2022.

Comparison of Results of Operations for the Six Months ended June 30, 2023 and 2022

The following table summarizes our operating results as reflected in our unaudited statements of operations during the six months ended June 30, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Six Months Ended June 30,
	2023		2022		Variance
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

REVENUE	$1,145,339	100%	$726,037	100%	$419,302	58%
COST OF REVENUES	443,591	39%	1,148,508	158%	(704,917)	-61%
GROSS PROFIT	701,748	61%	(422,471)	-58%	1,124,219	-266%

Operating expenses:
General Administrative Expenses	807,343	70%	1,176,387	162%	(369,044)	-31%
Total operating expenses	807,343	70%	1,176,387	162%	(369,044)	-31%

Income (Loss) from Operation	(105,595)	-9%	(1,598,858)	-220%	1,493,263	-93%

Total Other Income (Expense)	808	0%	7,493	1%	(6,685)	-89%

Loss before Provision of Income Tax	(104,787)	-9%	(1,591,365)	-219%	1,486,578	-93%

Provision for income tax	19,202	2%	109,994	15%	(90,792)	-83%

Net Income (Loss)	$(123,989)	-11%	$(1,701,359)	-234%	$1,577,370	-93%

Less: Income attributable to non-controlling interests	(1,836)	0%	2,633	0%	(4,469)	-170%
Net Income (Loss) attributable to
QMIS Securities Capital (M) Sdn. Bhd.	(122,153)	-11%	(1,703,992)	-235%	1,581,839	-93%

Revenues

Our different revenue sources for the six months ended June 30, 2023 and 2022, were as follows:

	For the Six Months Ended June 30,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%
Consultant Services	$1,096,284	96%	$630,040	87%	$466,244	74%
Software-development and maintenance-related parties	30,970	3%	95,997	13%	(65,027)	-68%
Software-development and maintenance	18,085	2%	-	0%	18,085	100%
Total Revenue	$1,145,339	100%	$726,037	100%	$419,302	58%

Our total revenues increased by $419,302, or 58%, to $1,145,339 for the six months ended June 30, 2023, from $726,037 for the six months ended June 30, 2022. The increase in our revenues was attributable to the following reasons:

(i)In the six months ended June 30, 2023, revenue from consultant services amounted to $1,096,284, constituting 96% of our total revenue. In comparison, during the same period in 2022, revenue from consultant services was $630,040, representing 87% of the total revenue. The surge of $466,244, a 74% increase in consultant services revenue, was primarily propelled by the recovery of our consultancy activities.

(ii)Our revenue from software development and maintenance services provided to related parties decreased by $65,027, marking a 68% decline to $30,970 for the six months ended June 30, 2023, from the $95,997 recorded in the corresponding period of 2022, primarily due to the decrease in sales of software.

(iii)The revenue generated from software development and maintenance services provided for online payment transactions amounted to $18,085 for the six months ended June 30, 2023, compared to $0 in the same period of 2022. This growth in revenue exemplifies our successful efforts to expand our service offerings, particularly in the realm of maintenance, driven by the usage of an online payment software.

Cost of Revenues

The following table sets forth the breakdown of our total cost of revenue for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%
Cost of Consultant Services	$412,453	93%	$1,083,141	94%	$(670,688)	-62%
Cost of Software development and maintenance services	31,138	7%	65,367	6%	(34,229)	-52%
Total Cost of Revenue	$443,591	100%	$1,148,508	100%	$(704,917)	-61%

Our total cost of revenues decreased by $704,917, or 61%, to $443,591 for the six months ended June 30, 2023, compared to $1,148,508 for the same period in 2022.

The cost associated with consultant services amounted to $412,453, accounting for 93% of our total cost of revenue. In contrast, during the same period in 2022, this cost totaled $1,083,141, representing 94% of the total cost of revenue. The reduction of $670,688, accounting for a 62% decrease in 2023, was primarily driven by more streamlined costs related to consultant services.

Our software development and maintenance costs recorded $31,138, comprising 7% of the total costs for June 30, 2023, compared to $65,367 (6%) for the same period in 2022. This $34,229 drop highlights a reduction in software development expenses in 2023.

Gross Profit

Our gross profit for the six months ended June 30, 2023, amounted to $701,748, representing an increase of $1,124,219 from a gross deficit of $422,471 in the corresponding period in 2022. This significant positive variance can be attributed primarily to the increase of $1,136,932 in gross profit from consultant services. Our overall gross profit margin increased to 61.3% for the six months ended June 30, 2023, from -58.2% for the six months ended June 30, 2022

General Administrative Expenses

Our general and administrative expenses encompass various components such as professional, management fees to related parties, employee salaries and benefits, rental expenses, license renewal fees, office utilities, travel, and entertainment expenses.

The total operating expenses for the six months ended June 30, 2023, amounted to $807,343, making a significant reduction of $369,044 or 31% compared to the $1,176,387 in the corresponding period of 2022. This reduction was primarily attributed to the following factors:

(i)Management fees paid a related party experienced a significant decrease of $435,520 in the six months ended June 30, 2023, as we needed less business advice and administrative services from the related party in the current period.

(ii)Consultation fees related to QIB’s establishment and development decreased by $137,000, compared to the prior period.

(iii)Management fees paid to a former subsidiary then to-be-acquired reduced by $30,000 as we terminated the acquisition in November 2022.

(iv)Offset by an increase of $153,982 in professional fees related to our effort to become publicly traded on a national exchange.

(v)Our travel expense increased by $59,925, 100%, as our management team travelled to the US in connection with our efforts to become publicly traded on a national exchange.

As a percentage of revenues, general and administrative expenses were 71% and 162% of our revenues for the six months ended June 30, 2023 and 2022, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily consists of interest income generated from bank deposits and gains and losses on foreign currency transactions. Net interest income increased by $233 during the six months ended June 30, 2023. Additionally, there was net income of $573 and $7,491 in the six months ended June 30, 2023 and 2022, respectively, from foreign currency transactions due to the fluctuations in foreign currency exchange rates.

Income Tax Expense

Our income taxes expense was $19,202 in the six months ended June 30, 2023, as compared to the income taxes expense of $109,994 in the six months ended June 30, 2022, a decrease by $90,792 or 83%, as QSC recorded income tax expenses for prior periods in 2022, pursuant to a notice from local tax authority.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $123,989 for the six months ended June 30, 2023, representing a substantial decrease of $1,577,370, or 92%, compared to the net loss of $1,701,359 reported in the six months ended June 30, 2022.

Net Loss Attributable to Non-controlling Interest

As referenced in the discussion of our company structure, we have non-controlling interest in our equity, meaning the portion of the equity in the subsidiaries of the Company not attributable, directly or indirectly to the Company. Accordingly, we recorded net loss attributable to the non-controlling interest. The net income (loss) attributable to non-controlling interest was $(1,836) and $2,633 in the six months ended June 30, 2023 and 2022, respectively.

Net income (loss) attributable to QMIS TBS Capital Group Corp.

As a result of the foregoing, we reported a net loss attributable to QMIS TBS Capital Group Corp. of $122,153 for the six months ended June 30, 2023. This demonstrates a substantial decline of $1,581,839, representing a 93% decrease, from the net loss attributable to QMIS TBS Capital Group Corp. of $1,703,992 reported during the corresponding period in 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had $120,605 in cash as compared to $183,397 as of December 31, 2022. As of June 30, 2023, our working capital was $1,810,863 in deficit as compared to $1,725,668 as of December 31, 2022, respectively. In addition, we also had $100,039 in accounts receivable as of June 30, 2023. Our accounts receivable primarily include balances due from customers for our services provided to and accepted by customers.

The following table sets forth summary of our cash flows for the periods indicated:

	For the Six Months Ended
	June 30,	June 30,
	2023	2022

Net cash used by operating activities	$(165,675)	$(1,350,924)
Net cash provided (used) by investing activities	(1,224)	(363)
Net cash provided (used) by financing activities	98,818	127,027
Effect on changes in foreign exchange rate	1,249	(2,137)
NET CHANGE IN CASH	(66,832)	(1,226,397)
CASH BEGINNING OF YEAR	187,437	1,409,794
CASH END OF YEAR	$120,605	$183,397

Operating Activities

Net cash used in operating activities was $165,675 for the six months ended June 30, 2023, primarily consisting of the following:

•Net loss of $123,989 for the six months ended June 30, 2023.

•Accounts receivable increased by $102,706 during the current period, primarily due to the increase in accounts receivable resulted from consultant services, and such accounts receivable was subsequently received.

•A decrease of $15,207 in taxes payable, as we paid off portion of the taxes accrued.

•Offset by an increase in accrued expenses of $72,827, mainly due to the increase in professional fees related to becoming publicly traded on a national exchange.

Net cash used in operating activities was $1,350,924 for the six months ended June 30, 2022, primarily consisting of the following:

•A net loss of $1,701,359 for the six months ended June 30, 2022.

•Offset by a decrease of $138,787 in accounts receivable, mainly because the Company subsequently received a payment of $240,178 for an account receivable recorded in December 2021.

•Offset by an increase of $109,993 in taxes payment, as the Company recorded income tax expense for prior periods in 2022.

Investing Activities

Net cash used in investing activities amounted to $1,224 for the six months ended June 30, 2023, as compared to net cash used in investing activities amounted to $363 for the six months ended June 30, 2022, primarily consisting of the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities amounted to $98,818 for the six months ended June 30, 2023, as compared to $127,027 for the six months ended June 30, 2022. Net cash provided by financing activities in the six months ended June 30, 2023, primarily consisted of advancement from a principal officer to fund the company’s operation, offset by a payback of $17,889 for such advancement. Net cash provided by financing activities in the six months ended June 30, 2022, primarily consisted capital contribution of $999,975, and loans from related parties of $70,106, offset by a payback of $943,054 for such loans.

Lease Commitment

The Company has operating leases for corporate offices, employees’ accommodation, and office equipment. These leases have initial lease terms of 12 months to 5 years. The Company has elected not to recognize lease assets and liabilities for leases with an initial term of 12 months or less.

As of June 30, 2023, future minimum lease payments under the non-cancelable lease agreements are as follows:

June 30, 2023

2023	$887
2024	116
Total lease payments	1,003
Less: imputed interest	(29)
Total lease liabilities	974
Less: current portion	860
Non-current lease liabilities	$114

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

The Company incurred a loss of $123,989 and $1,701,359 for the six months ended June 30, 2023 and 2022, respectively. The Company also had working capital deficit of $1,810,863 and $1,725,668 as of June 30, 2023, and December 31, 2022, respectively. In addition, the Company had accumulated deficit of $3,135,389 and $3,013,236 as of June 30, 2023, and December 31, 2022, respectively. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

Revenue Recognition

The Company adopted ASC 606, “Revenue from Contracts with Customers,” upon inception. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Revenue from Software Development and maintenance services

QR provides customers with software development and maintenance services pursuant to their specific requirements, which primarily compose of custom application development, supporting, and training. The Company generally recognizes revenue at a point in time when control is transferred to the customers and the Company is entitled to the payment, or when the promised services are delivered and accepted by the customers.

Beginning from early 2023, QR generates revenue from the usage of an online payment software, QRPay, which is maintained by QR. QR recognizes such revenue at a point in time when the related online payment transaction is successfully completed and QR is entitled to the revenue.

Payments for services received in advance in accordance with the contract are recognized as deferred revenues when received.

Cost of Revenues

Cost of revenues primarily consists of salaries and related expenses (e.g., bonuses, employee benefits, statutory pension contribution, and payroll taxes) for personnel directly involved in the delivery of services and products directly to customers.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income,” established standards for reporting and display of comprehensive income/loss, its components and accumulated balances. Components of comprehensive income/loss include net income/loss and foreign currency translation adjustments. The component of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 17, 2023

	By:	/s/ Yung Kong Chin
Yung Kong Chin
Chief Executive Officer
(Principal Executive Officer)
Dated: August 17, 2023
	By:	/s/ Ong Kar Yee
Ong Kar Yee
Chief Financial Officer
(Principal Financial Officer)