Form 10-Q
period 2023-09-30
QMIS TBS Capital Group Corp.
filed 2024-03-15
CIK 1796160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-238872

QMIS TBS CAPITAL GROUP CORP.
(Exact name of registrant as specified in its charter)

Delaware	32-0619708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55-6, The Boulevard Office, Lingkaran Syed Putra, Mid Valley City, 59200
Kuala Lumpur, Malaysia	N/A
(Address of Principal Executive Offices)	(Zip Code)

            Registrant’s telephone number, including area code: +(60)3-2282 6066

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
None	N/A	None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 15, 2024, the issuer had 301,058,600 shares of its common stock, par value $0.0001 per share, issued and outstanding

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (this “Quarterly Report”) may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, any future COVID-19 outbreaks and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses and individuals take in response to any future COVID-19 outbreaks, including mandatory business closures and restrictions on onsite commercial interactions; the impact of any future COVID-19 outbreak and action taken in response to the COVID-19 outbreak on global and regional economies and economic activity; the pace of recovery when any future COVID-19 outbreak subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth due to geopolitical conditions, including the Russia-Ukraine and Middle East conflicts, or otherwise; our ability to manage our research, development, expansion, growth and operating expenses; our ability to evaluate and measure our business, prospects and performance metrics; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. For a more thorough discussion of these risks, you should read this entire Quarterly Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 17, 2023.

Although management believes that the assumptions underlying the forward-looking statements included in this Quarterly Report are reasonable, such statements do not guarantee our future performance and actual results could differ from those contemplated by these forward-looking statements. Accordingly, the forward-looking statements in this Quarterly Report should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements, and there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Quarterly Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation to update or revise any forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

FINANCIAL REPORT

At September 30, 2023, and December 31, 2022, and

for the three and nine months ended September 30, 2023 and 2022

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$197,813	$187,437
Accounts receivable, net (Note 4)	3,782	2,054
Prepaid expenses	320	-
Contract security deposit	8,017	8,506
Total Current Assets	209,932	197,997

Property, plant and equipment, net (Note 5)	2,911	4,557
Operating lease right of use asset, net (Note 10)	442	12,801
Total Assets	$213,285	$215,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Note 6)	$38,349	$33,566
Accrued expenses (Note 7)	301,255	181,253
Deferred revenue-related parties (Note 9 (1))	-	1,500
Taxes payable (Note 8)	944,293	1,017,176
Operating lease liabilities – current (Note 10)	940	14,796
Due to related parties (Note 9 (5))	535,185	675,374
Total Current Liabilities	1,820,022	1,923,665

Operating lease liabilities – noncurrent (Note 10)	-	357
Total Liabilities	1,820,022	1,924,022

Commitments and Contingencies (Note 15)	-	-

Shareholders' Equity:
Preferred stock, par value $0.0001, 10,000,000 shares authorized; 0 share issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, par value $0.0001, 750,000,000 shares authorized; 301,015,600 and 301,000,100 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively *	30,102	30,100
Additional paid-in capital	1,386,098	1,251,350
Retained Earnings (Accumulated deficit)	(3,053,721)	(3,013,236)
Accumulated other comprehensive income	34,726	30,104
Total QMIS TBS Capital Group Corp. shareholders' equity	(1,602,795)	(1,701,682)
Non-controlling interest	(3,942)	(6,985)
Total Shareholders' Equity (Deficit)	(1,606,737)	(1,708,667)
Total Liabilities and Shareholders' Equity (Deficit)	$213,285	$215,355

* Retrospectively restated for effect of share issuances on February 13, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenue
Consultant services	$526,746	$209,334	$1,623,030	$839,374
Software development and maintenance services-Related parties (Note 9 (1))	28,619	5,313	59,589	101,310
Software development and maintenance services	3,579	-	21,664	-
Total revenue	558,944	214,647	1,704,283	940,684

Costs of Revenue
Costs of consultant services	314,780	247,077	727,233	1,330,218
Costs of software development	7,810	(1,086)	38,948	64,281
Total of costs of revenue	322,590	245,991	766,181	1,394,499

Gross Profit	236,354	(31,344)	938,102	(453,815)

Operating Expenses

General and administrative expenses
Payroll and employee benefit	7,754	7,348	35,227	21,949
Depreciation expenses	492	1,130	2,625	3,497
Office expenses	10,917	99,711	91,733	126,354
Rental expenses	9,590	9,454	28,723	29,224
Due and subscription	4	-	39,554	33,435
Professional fees	139,542	31,872	385,409	123,757
Consultant fees	-	-	-	137,000
Management fees	-	15,000	-	45,000
Management fees-related party (Note 9 (2))	271	119,217	385,437	939,903
Advisory fee-related party (Note 9 (3))	5	-	7,210	-
Total general and administrative expenses	168,575	283,732	975,918	1,460,119

Total Operating Expenses	168,575	283,732	975,918	1,460,119

Income (Loss) from Operation	67,779	(315,076)	(37,816)	(1,913,934)

Other Income (Expenses)
Interest income	221	1	456	3
Gain (loss) on foreign currency transaction	(1,401)	23	(828)	7,514
Total Other Income (Expenses)	(1,180)	24	(372)	7,517

Loss before Provision for Income Tax	66,599	(315,052)	(38,188)	(1,906,417)

Provision for Income Tax	(19,202)	48,926	-	158,920

Net Income (Loss)	85,801	(363,978)	(38,188)	(2,065,337)

Less: net income attributable to non-controlling interest	4,133	(9,109)	2,297	(6,476)

Net income (loss) attributable to
QMIS TBS Capital Group Corp.	$81,668	$(354,869)	$(40,485)	$(2,058,861)

Other comprehensive income (loss)
Effects of foreign currency conversion	(26,005)	60,859	5,368	78,995
Total comprehensive income (loss)	55,663	(294,010)	(35,117)	(1,979,866)
Less: comprehensive income attributable to non-controlling interest	(134)	(308)	746	(1,289)
Comprehensive income (loss) attributable to
QMIS TBS Capital Group Corp.	$55,797	$(293,702)	$(35,863)	$(1,978,577)

Basic and Fully Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	301,000,100	301,000,100	301,000,100	301,000,100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

				Retained	Accumulated	Total QMIS TBS		Total
	Common Stock		Additional	Earnings	Other	Capital Group Corp.		Shareholders'
	Number of		Paid-in	(Accumulated	Comprehensive	Shareholders'	Non-controlling	Equity
	Shares*	Amount	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Interest	(Deficit)
Balance at
January 1, 2023*	301,000,100	$30,100	$1,251,350	$(3,013,236)	$30,104	$(1,701,682)	$(6,985)	$(1,708,667)

Net income	-	-	-	233,815	-	233,815	461	234,276

Foreign currency translation adjustment	-	-	-	-	7,924	7,924	445	8,369
Balances at
March 31, 2023*	301,000,100	$30,100	$1,251,350	$(2,779,421)	$38,028	$(1,459,943)	$(6,079)	$(1,466,022)

Net income	-	-	-	(355,968)	-	(355,968)	(2,297)	(358,265)

Foreign currency translation adjustment	-	-	-	-	22,569	22,569	435	23,004
Balances at
June 30, 2023*	301,000,100	$30,100	$1,251,350	$(3,135,389)	$60,597	$(1,793,342)	$(7,941)	$(1,801,283)

Common stock issuance	15,500	2	134,748	-	-	134,750	-	134,750

Net income	-	-	-	81,668		81,668	4,133	85,801

Foreign currency translation adjustment	-	-	-	-	(25,871)	(25,871)	(134)	(26,005)
Balances at
September 30, 2023*	301,015,600	$30,102	$1,386,098	$(3,053,721)	$34,726	$(1,602,795)	$(3,942)	$(1,606,737)

Balance at
January 1, 2022*	301,000,100	$30,100	$251,375	$(786,951)	$(17,445)	$(522,921)	$16,951	$(505,970)

Capital contribution	-	-	999,975	-	-	999,975	-	999,975

Net income	-	-	-	(1,547,164)	-	(1,547,164)	8,379	(1,538,785)

Foreign currency translation adjustment	-	-	-	-	4,690	4,690	(129)	4,561
Balances at
March 31, 2022*	301,000,100	$30,100	$1,251,350	$(2,334,115)	$(12,755)	$(1,065,420)	$25,201	$(1,040,219)

Net income	-	-	-	(156,828)	-	(156,828)	(5,746)	(162,574)

Foreign currency translation adjustment	-	-	-	-	14,427	14,427	(852)	13,575
Balances at
June 30, 2022*	301,000,100	$30,100	$1,251,350	$(2,490,943)	$1,672	$(1,207,821)	$18,603	$(1,189,218)

Net income	-	-	-	(354,869)	-	(354,869)	(9,109)	(363,978)

Foreign currency translation adjustment	-	-	-	-	61,167	61,167	(308)	60,859
Balances at
September 30, 2022*	301,000,100	$30,100	$1,251,350	$(2,845,812)	$62,839	$(1,501,523)	$9,186	$(1,492,337)

* Retrospectively restated for effect of share issuances on February 13, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022

Cash Flows from Operating Activities

Net loss	$(38,188)	$(2,065,337)
Adjustments to reconcile net loss
Depreciation	2,625	3,497
Amortization of operating lease right-of-use assets	12,023	17,361
Written off initial deposit for acquisition	-	-
Changes in assets and liabilities
Accounts receivable	(1,931)	182,189
Prepaid expenses	(334)	48,230
Contract security deposit	(44)	1,074
Accounts payable	7,158	10,903
Accrued expenses	122,856	(54,020)
Taxes payable	(53,967)	194,689
Deferred revenue	(1,463)	(24,156)
Operating lease liabilities	(13,798)	(17,154)
Net cash used by operating activities	34,937	(1,702,724)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,209)	(356)
Net cash provided (used) by investing activities	(1,209)	(356)

Cash Flows from Financing Activities
Shareholders capital contribution	134,750	999,975
Proceeds from related parties	(156,044)	(833,615)
Repayment to related parties	30,076	282,227
Net cash provided (used) by financing activities	8,782	448,587

Effect on changes in foreign exchange rate	(32,134)	41,155
Increase (decrease) in cash	10,376	(1,213,338)
Cash at beginning of period	187,437	1,409,794
Cash at end of period	$197,813	$196,456

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$53,911	$41,115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-ORGANIZATION

QMIS TBS Capital Group Corp. (the “Company” or "QMIS USA") was incorporated in the state of Delaware on November 21, 2019, under the name TBS Capital Management Group Corp.  The name was changed to QMIS TBS Capital Group Corp. on February 10, 2020.

On February 13, 2023, the Company entered into certain share exchange agreements (the “Share Exchange Agreements”) with the shareholders of all 1,000,100 outstanding shares of common stock of QMIS Securities Capital SDN BHD (“QSC”), which was incorporated by the Companies Commission of Malaysia on January 13, 2015 under the Companies Act 1965 as a private limited company with the name Multi Securities Capital (M) SDN BHD, which was subsequently changed to QMIS Securities Capital (M) SDN BHD on March 19, 2015. The two QSC shareholders were Dr. Chin Yung Kong, the Company’s Chief Executive Officer, and Chin Hua Fung, Dr. Chin’s son.

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

Note 1-ORGANIZATION (continued)

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

On August 3, 2023, QIB and Dr. Chin incorporated a company, QMIS Micropay Berhad ("QMB"), in Kuala Lumpur, Malaysia. QIB and Dr. Chin own 60% and 40% of ownership equity interest of QMIS Micropay Berhad, respectively. QMIS Micropay Berhad plans to carry on the business of electronic payment and transaction, but has not engaged in any business operation as of the date of this financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-ORGANIZATION (continued)

A schematic of the Company’s current corporate structure, in operation, is set forth below.

Currently, QMIS USA is a holding company. QSC, QFL, and QTBS work together to provide consultant services. QR is engaged in the business of software development. Beginning from early 2023, QR generates revenue from the usage of an online payment software, QRPay, which is maintained by QR. all other companies are not currently engaged in business operation.

QMIS USA, QSC, QFL, QTBS, QR, QIB, QMB, QGE, QBT, QWT, and QCV are hereafter referred to as the Company.

Note 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Note 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollar (“USD”), which is the reporting currency of the Company. The functional currency of QSC, QWT, QCV, QGE, QBT, QMB, and QR are Malaysian Ringgit (“MYR”). The functional currency of QFL and QTBS are Hong Kong dollar ("HKD"). The functional currency of QMIS USA and QIB is USD.

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

The exchange rates used for foreign currency translation were as follows:

(1) USD$1 = HKD

Period Covered	Balance Sheet Date Rates	Average Rates

Nine months ended September 30, 2023	7.8308	7.8341
Nine months ended September 30, 2022	7.8498	7.8335

(2) USD$1 = MYR

Period Covered	Balance Sheet Date Rates	Average Rates

Nine months ended September 30, 2023	4.6938	4.5124
Nine months ended September 30, 2022	4.6359	4.3431

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all other highly liquid instruments with original maturities of three months or less.

Statements of Cash Flows

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830-230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the nine months ended September 30, 2023 and 2022.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets incurred in  the nine months ended September 30, 2023 and 2022.

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

For the nine months ended September 30, 2023 and 2022, customer A accounted for  95.2% and 89.2%, respectively,  of the Company’s total revenues.

For the nine months ended September 30, 2023 and 2022, no vender accounted for more than 10% of the Company’s total purchase.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cost of Revenues

Cost of revenues primarily consists of salaries and related expenses (e.g. bonuses, employee benefits, statutory pension contribution, and payroll taxes) for personnel directly involved in the delivery of services and products to customers. In addition, other costs directly involved in the delivery of services and products to customers, such as outside consulting, legal services, and supporting overhead costs, are included in the costs of revenue.

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

Note 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

QSC, QWT, QCV, QGE, QBT, QIB, QMB, and QR operate in Malaysia and are subject to the income tax laws of Malaysia. QFL and QTBS operate in Hong Kong and are subject to the income tax law of Hong Kong. As of September 30,, 2023 and December 31, 2022, all of the Company’s tax returns remain open for statutory examination by relevant tax authorities.

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

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share

Basic earnings per ordinary share is computed by dividing net earnings attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2023 and 2022, the Company had no dilutive stocks.

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

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. This ASU is expected to improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2021-08 on January 1, 2023 and the adoption did not have a material impact on the Company’s unaudited consolidated financial statements.

Note 3-GOING CONCERN

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The Company incurred a loss of $38,188 and $2,065,337 for the nine months ended September 30, 2023 and 2022, respectively. The Company also had working capital deficit of $1,710,090 and $1,725,668 as of September 30, 2023 and December 31, 2022, respectively. In addition, the Company had accumulated deficit of $3,053,721 and $3,013,236 as of September 30, 2023 and December 31, 2022, respectively. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4-ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	September 30,	December 31,
	2023	2022

Accounts receivable	$3,782	$-
Accounts receivable-related parties	-	2,054
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$3,782	$2,054

Bad debt expense charged to operations was $0 for the nine months ended September 30, 2023 and 2022.

* Refer to Note 9 (1) - Related party transactions.

Note 5-PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	September 30,	December 31,
	2023	2022

Office equipment and furniture	5,867	5,017
Computers and printers	11,267	12,019
Leasehold improvements	19,165	20,444
Total	36,299	37,480
Less: Accumulated depreciation	(33,388)	(32,923)
Total property, plant and equipment, net	$2,911	$4,557

Depreciation expense charged to operations was $2,625 and $3,497 for the nine months ended September 30, 2023 and 2022, respectively.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6-ACCOUNTS PAYABLE

Accounts payable consist of the following:

	September 30,	December 31,
	2023	2022

Accounts payable	$-	$10,840
Accounts payable-related parties*	38,349	22,726
Total	$38,349	$33,566

* Refer to Note 9 (4) - Related party transaction.

Note 7-ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022

Accrued pension and employee benefit	$37,546	$32,651
Accrued professional fees	255,554	140,001
Accrued office expenses	8,155	8,601
Total	$301,255	$181,253

Note 8-TAXES PAYABLE

Taxes payable consist of the following:

	September 30,	December 31,
	2023	2022

Malaysia income taxes payable	$65,213	$115,947
Malaysia services taxes payable	160,020	170,750
Hong Kong income taxes payable	719,060	730,479
Total	$944,293	$1,017,176

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9-RELATED PARTY TRANSACTIONS

The Company had transactions with the following related parties:

Name of Related Party	Nature of Relationship

Mr. Yung Kong Chin	A director of the Company.
Mr. Hua Fung Chin	A former director of the Company, and son of Mr. Yung Kong Chin.
Mr. Ting Teck Sheng	A director of the Company.
Ms. Tingting Gu	A former director of the Company.
Mr. Kar Yee Ong	CFO, and a director of the Company.
Richwood Ventures Berhad	A Malaysia company, Mr. Ting Teck Sheng is a director.
Panpay Holdings SDN BHD	A Malaysia company Mr. Ting Teck Sheng is a director.
Pantop Venture Capital SDN BHD	A Malaysia company owns 40% of QMIS Richwood Blacktech SDN BHD
Pantop Millennium SDN BHD	A Malaysia company owns 3% of QMIS Richwood Blacktech SDN BHD
QMIS Financial Group Limited	A Hong Kong company, Mr. Yung Kong Chin is a director.
QMIS Asset Management Limited	A Hong Kong company, Ms. Tingting Gu is a director.

(1)Software development and maintenance services provided to Richwood Ventures Berhad and Panpay Holdings SDN BHD

QMIS Richwood Blacktech SDN BHD ("QR") provides software development and maintenance servicers to Richwood Ventures Berhad and Panpay Holdings SDN BHD. In the nine months ended September 30, 2023, QR generated revenue of $17,877 and $41,712 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively. In the nine months ended September 30, 2022, QR generated revenue of $30,393 and $70,917 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively.  As of September 30, 2023, accounts receivable from Richwood Ventures Berhad was $0, and deferred revenue from Panpay Holdings SDN BHD amounted to $0. As of December 31, 2022, accounts receivable from Richwood Ventures Berhad was $2,054, and deferred revenue from Panpay Holdings SDN BHD amounted to $1,500.

(2)Management fees paid to QMIS Financial Group Limited

QMIS Finance Limited ("QFL") and QMIS TBS Capital Group Corp. ("QTBS") paid management fees to QMIS Financial Group Limited as needed for business advice and general and administrative services, such as office space and bookkeeping. The management fees amounted to $385,437 and $939,903 in the nine months ended September 30, 2023 and 2022, respectively. There was no outstanding balance for account payable to QMIS Finance Group Limited as of September 30, 2023 and December 31, 2022, respectively.

(3)Advisory fees paid to QMIS Asset Management Limited

QMIS Finance Limited ("QFL") and QMIS TBS Capital Group Corp. ("QTBS") paid advisory fees to QMIS Asset Management Limited for assistances in the consultant services. The advisory fees amounted to $7,210 and $nil in the nine months ended September 30, 2023 and 2022, respectively. There was no outstanding balance for account payable to QMIS Asset Management Limited as of September 30, 2023 and December 31, 2022, respectively.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9-RELATED PARTY TRANSACTIONS (continued)

(4)Accounts payable to Pantop Millennium SND BHD

Pantop Millennium SND BHD has provided general and administrative services, such as office space and bookkeeping, to QMIS Richwood Blacktech SND BHD ("QR") since its inception in September 2021. The amount of the services was $29,918 and $21,874 for the nine months ended September 31, 2023 and 2022, respectively. The accounts payable to Pantop Millennium SND BHD amounted to $38,349 and $22,726 as of September 30, 2023 and December 31, 2022, respectively.

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

Mr. Yung Kong Chin, Mr. Hua Fung Chin, Mr. Kar Yee Ong, and Ms. Tingting Gu lead the consultant service team which provides consultant services to customers. Their compensation were included in the costs of consultant services, and were accrued if they were not paid as of the balance sheet date.

Due to related parties consists of the following:

	September 30,	December 31,
	2023	2022

Mr. Yung Kong Chin	$439,203	$610,557
Pantop Venture Capital SDN BHD	58,858	64,817
Ms. Tingting Gu	16,692	-
Mr. Kar Yee Ong	20,432	-
Total	$535,185	$675,374

(6)Compensation paid to directors

As noted above, Mr. Yung Kong Chin, Mr. Hua Fung Chin, Mr. Kar Yee Ong, and Ms. Tingting Gu lead the consultant service team which provides consultant services to customers. Their compensation were included in the costs of consultant services.

Compensation paid to directors consists of the following:

	For the Nine Months Ended September 30,
	2023	2022

Mr. Yung Kong Chin	$496,138	$615,902
Mr. Hua Fung Chin	51,576	49,196
Ms. Tingting Gu	20,424	-
Mr. Kar Yee Ong	20,424	-
Total	$588,562	$665,098

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10- LEASES

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

The components of lease costs, lease term and discount rate with respect of operating leases with an initial term of more than 12 months are as follows:

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022

Operating lease cost	$12,482	$17,822

	September 30,	December 31,
	2023	2022

Weighted Average Remaining Lease Term - Operating leases	1.0 years	0.81 years

Weighted Average Discount Rate - Operating leases	8.00%	8.00%

As of September 30, 2023, future minimum lease payments under the non-cancelable lease agreements are as follows:

September 30,
2023

2023	$612
2024	347
Total lease payments	959
Less: imputed interest	(19)
Total lease liabilities	940
Less: current portion	940
Non-current lease liabilities	$-

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11-INCOME TAXES

United States

QMIS USA is a company registered in the State of Delaware incorporated in November 21, 2019, and subjects to federal income tax at 21% statutory tax rate with respect to the profit generated from the United States.

Malaysia

QMIS Securitas Capital (M) SDN BHD, QMIS World Trade International SDN BHD, QMIS Capital Venture SDN BHD, QMIS Green Energy Berhad, QMIS Biotech Group Berhad, QMIS Investment Bank Limited, QMIS Micropay Berhad, and QMIS Richwood Blacktech SDN BHD were incorporated in Malaysia, and accordingly are governed by the income tax laws of Malaysia. The income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations, and practices. Under the Income Tax Act of Malaysia, enterprises incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while prefer, tax holidays, and tax exemptions may be granted on a case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of MYR2,500,000 or less, and gross income of not more than MYR50 million) is 17% for the first MYR600,000 (or approximately $150,000) taxable income, with the remaining balance being taxed at the 24% rate.

Hong Kong

QMIS Financial Limited and QMIS TBS Capital Group Corp. were incorporated in Hong Kong, and accordingly are subject to income tax at 8.25% on the first HKD 2,000,000 profit and 16.5% on the remaining profits arising in or derived from Hong Kong.

The components of the income tax provision were as follows:

	For the Nine Months ended
	September 30,	September 30,
	2023	2022
Current tax provision:
United States	$-	$-
Malaysia	-	59,987
Hong Kong	-	98,933
	-	158,920
Deferred tax provision:
United States	-	-
Malaysia	-	-
Hong Kong	-	-
	-	-
	$-	$158,920

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

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12-SEGMENT REPORTING

Revenue by service categories

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022
Revenue
Consultant services	$1,623,030	$839,374
Software development and maintenance services	81,253	101,310
	1,704,283	940,684
Operating costs
Consultant services	1,767,029	2,741,661
Software development and maintenance services	75,070	112,957
	1,842,099	2,854,618
Income (loss) from operations
Consultant services	(43,999)	(1,902,287)
Software development and maintenance services	6,183	(11,647)
	(37,816)	(1,913,934)
Other income (expenses)
Consultant services	(372)	7,517
Software development and maintenance services	-	-
	(372)	7,517
Income (loss) before income tax expense
Consultant services	(44,371)	(1,894,770)
Software development and maintenance services	6,183	(11,647)
	(38,188)	(1,906,417)
Income tax expense
Consultant services	-	158,920
Software development and maintenance services	-	-
	-	158,920
Net income (loss)
Consultant services	(44,371)	(2,053,690)
Software development and maintenance services	6,183	(11,647)
	$(38,188)	$(2,065,337)

Capital expenditure
Consultant services	$-	$356
Software development and maintenance services	1,209	-
	$1,209	$356

	September 30,	December 31,
	2023	2022
Total assets
Consultant services	$26,140	$10,284
Software development and maintenance services	13,817	21,476
Other	173,328	183,595
	$213,285	$215,355

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 13-EQUITY CAPITAL

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

On February 13, 2023, a total of 1,000,100 shares of common stock were issued to Mr. Chin Yung Kong and Mr. Chin Hua Fung for acquisition of QMIS Securities Capital SDN BHD.

In the third quarter 2023, the Company entered into stock subscription agreements with three individuals, pursuant to which the Company issued 15,500 shares of common stock, ranging from $8.5 to $10.00 per share, for a total consideration of $134,750.

Capital Stock Issued and Outstanding

As of September 30, 2023 and December 31, 2022, 301,015,600 and 301,000,100 shares of common stock were issued and outstanding, respectively, and 0 and 0 shares of preferred stock were issued and outstanding, respectively. The number of shares reflects the retrospective presentation of the share issuance on February 13, 2023, due to the recapitalization between entities under common control.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 14-CONVERTIBLE PROMISSORY NOTE

On October 30, 2020, the Company entered into an agreement to issue a convertible promissory note (the "Note") in the principal amount of one million five hundred thousand dollars ($1,500,000), to the Chairman of the Board and CEO, Dr. Yung Kong Chin. The Company will pay interest from the date of issuance of the Note on the unpaid principal balance at the annual rate of interest equal to eight percentage (8%) per Nine months, such principal and interest to be payable on demand. The Note is a general unsecured obligation of the Company. At any time, the unpaid principal amount of the Note and any unpaid interest accrued thereon can be converted into the Company's common stock at $1.50 per share. However, the Note has not been issued and no fund has been made to the Company at the date of this report.  The Company and Dr. Chin anticipate that the Note will be issued in the second quarter of 2024.

Note 15-CONTINGENCIES, RISKS AND UNCERTAINTIES

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

Note 16-SUBSEQUENT EVENTS

Sale of shares

On August 30, 2023, the Company entered into stock subscription agreements with an individual investor, pursuant to which the Company would issue 43,000 shares of common stock, $10.00 per share, for a total consideration of $430,000. The funds were received in October 2023, and the 430,000 shares of common stock were issued accordingly.

Broad Capital

On July 12, 2022, the Company entered into a Going Public Consultant Agreement (the “Consulting Agreement”) with Broad Capital Assets Management Ltd. (“Broad Capital”), an unrelated third party and a company incorporated in the State of New York, pursuant to which the Company agreed to issue a total of 12% of its issued and outstanding common stocks, as well as up to 8,160,000 additional shares (the “Future Allocation Shares”) of its common stock to Broad Capital or its assignees for services to be provided in connection with a transaction relating to QMIS Finance Securities Corp. (“QMIS Finance”), an entity of which Dr. Chin is also a director and majority shareholder.

Pursuant to the Consulting Agreement, the Company had agreed to issue a total of 36,360,012 shares of the Company’s common stock to Broad Capital’s assignees, which shares were eventually issued in November 2023, and which were allocated between two entities which are Broad Capital’s assignees as follows: 14,544,005 shares to Hong Kong Kazi International Group Co. Limited (“Kazi”), and 21,816,007 shares to Hong Kong Hanxin Holdings Limited (“Hanxin”).

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16-SUBSEQUENT EVENTS (continued)

Subsequently, following discussions and negotiations, the Company and Broad Capital have acknowledged and agreed that the services stipulated under the Consulting Agreement had not been provided to the satisfaction of the Company as of the date the shares were issued to Kazi and Hanxin.  As such, after friendly and constructive discussions, the Company and Broad Capital, along with Kazi and Hanxin, mutually agreed to terminate the Consulting Agreement and the related issuance of shares due to the unsatisfactory provision of the agreed services.

On January 5, 2024, Hong Kong Kazi International Group Co. Limited agreed to cancel the 14,544,005 shares issued to it, and Hong Kong Hanxin Holdings limited agreed to cancel the 21,816,007 shares issued to it. On February 6, 2024, the Company cancelled the 36,360,012 shares issued to Kazi and Hanxin.

Since the Future Allocation Shares compensate for the services provided to QMIS Finance, which is not a subsidiary of the Company, the Company, Broad Capital, and Dr. Chin entered in a Replacement Agreement on March 14, 2024. Pursuant to the Replacement Agreement, the parties further acknowledged and agreed that Dr. Chin had previously transferred 1,000,000 shares of common stock of QMIS Finance (the “QFS Shares”) to Broad Capital and its assignees, and that on November 9, 2023, Dr. Chin transferred 2,000,000 shares of QMIS TBS common stock from his personal holdings to YiKim International Limited (the “YiKim Shares”), another assignee of Broad Capital. In the Replacement Agreement, Broad Capital has agreed to substitute 3,000,00 shares previously sent by Dr. Chin, consisting of 1,000,000 shares of QMIS Finance common stock, and 2,000,000 shares of the Company’s common stock, for 3,000,000 of the Future Allocation Shares. Broad Capital also agreed to accept 5,160,000 additional shares of QMIS TBS common stock from Dr. Chin, in addition to the 1,000,000 QFS Shares and the 2,000,000 YiKim Shares previously transferred from Dr. Chin as full settlement of the Future Allocation Shares obligations.

Dalian QMIS Software Technology Development Co., Ltd.

On December 12, 2021, QMIS Securities Limited ("QSL"), a stock brokerage firm based in Hong Kong with which Dr. Chin is a director (but which is not a subsidiary of the Company), entered into a Technical Consulting Agreement (the "Technical Consulting Agreement") with Dalian QMIS Software Technology Development Co., Ltd (“Dalian QMIS”), a company incorporated in Dalian City of the PRC. Ms. Ting Ting Gu, a former director of the Company is a major shareholder of Dalian QMIS. The Technical Consulting Agreement does not clearly outline the compensation for the services.

Despite the Technical Consulting Agreement being with QSL and not with the Company (i.e. the Company was not a party to the Technical Consulting Agreement), purportedly in connection with the Technical Consulting Agreement, the Company erroneously issued 2,000,000 shares of its common stock to Dalian QMIS for the services provided to QSL pursuant to the Technical Consulting Agreement.

As noted, QSL is not a subsidiary of the Company, and the Company had no duty or obligation under the Technical Consulting Agreement to issue shares. As such, the Company deemed it to be necessary and appropriate to cancel the erroneously issued 2,000,000 shares of common stock to rectify the mistake.

On December 27, 2023, Dalian QMIS agreed to cancel the 2,000,000 shares issued to it. On February 6, 2024, the Company cancelled the 2,000,000 shares issued to Dalian QMIS.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 16-SUBSEQUENT EVENTS (continued)

Private Investors

In the third quarter of 2022, four individual investors (collectively, the "Investors") intended to purchase shares directly from Dr. Chin, and not from the Company. Unfortunately, due to an initial misunderstanding and miscommunication, the Investors entered into agreements with the Company for the purchase and sale of an aggregate of 578,000 shares of common stock, $1.00 per share, for a total consideration of $578,000.

In November 2023, the Company's transfer agent, ClearTrust LLC (the "Transfer Agent"), erroneously issued 625,400 new shares, which included an extra 47,400 shares for delay in the issuance of the shares, from the Company to the Investors, per the original 2022 agreements, instead of transferring shares from Dr. Chin's holdings.

Subsequently, upon realization of the Investors’ original intent, the agreements with the Investors were amended accordingly to reflect the purchase of shares from Dr. Chin rather than from the Company. As such, the Company deemed it to be necessary and appropriate to terminate the agreements with the Investors and to cancel the erroneously issued shares and effectuate the transfer of shares from Dr. Chin to the Investors in accordance with the amended agreements.

On February 26, 2024, the Company cancelled the 625,400 shares of common stock issued in November 2023 to the Investors. On March 14, 2024, Dr. Chin transferred 625,400 shares of common stock from his account to the Investors. The full consideration of $578,000 paid by the Investors was retained by the Company and recorded as an advance from Dr. Chin. The Investors directly received an equivalent number of shares from Dr. Chin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are statements in this Quarterly Report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Quarterly Report carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward-looking statements included in this Quarterly Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking that the results and statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance events contemplated by the forward-looking statements contained in this Quarterly Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We expressly disclaim any obligation or intention to update or revise any forward-looking statements.

Basis of Presentation

The share exchanges were treated as a capitalization between entities under common control, with Dr. Chin holding the position of a controlling shareholder in both the Company and QSC before and after the transaction. The consolidation of the Company and its subsidiary was accounted for at historical cost, and the consolidated financial statements were prepared as if the transaction had become effective as of the beginning of the earliest period presented.

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

Corporate History and Organization

QMIS TBS Capital Group Corp. (“we”, “our,” “us” or “the Company”) was incorporated in the state of Delaware on November 21, 2019, under the name TBS Capital Management Group Corp. The name was changed to QMIS TBS Capital Group Corp. on February 10, 2020.

On February 13, 2023, the Company entered into certain share exchange agreements (the “Share Exchange Agreements”) with the shareholders of all 1,000,100 outstanding shares of common stock of QMIS Securities Capital SDN BHD (“QSC”), which was incorporated by the Companies Commission of Malaysia on January 13, 2015 under the Companies Act 1965 as a private limited company with the name Multi Securities Capital (M) SDN BHD, which was subsequently changed to QMIS Securities Capital (M) SDN BHD on March 19, 2015. The two QSC shareholders were Dr. Chin Yung Kong, the Company’s Chief Executive Officer, and Chin Hua Fung, Dr. Chin’s son.

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

On May 27, 2020, QFL, QSC, and QWT acquired 60%, 20% and 20%, respectively, equity ownership interest in QMIS Green Energy Berhad (“QGE”), which was incorporated by the Companies Commission of Malaysia on May 27, 2020, under the private limited company act with the name of QMIS Waste Management Group Berhad. Subsequently, the name was changed to QMIS Green Energy Berhad on September 13, 2022.

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

On August 3, 2023, QIB and Dr. Chin incorporated a company, QMIS Micropay Berhad, in Kuala Lumpur, Malaysia. QIB and Dr. Chin own 60% and 40% of the ownership equity interests of QMIS Micropay Berhad, respectively. QMIS Micropay Berhad plans to carry on the business of electronic payments and transactions but had not engaged in any business operation as of the date of this prospectus.

A schematic of the Company’s current corporate structure, in operation, is set forth below.

QMIS TBS CAPITAL GROUP CORP.
Delaware
100%
QMIS SECURITIES CAPITAL (M) SDN BHD
Malaysia
(QSC)
100%
QMIS FINANCE LIMITED
Hong Kong
(QFL)
100%
QMIS TBS CAPITAL GROUP CORP.
Hong Kong
(QTBS)
100%
QMIS INVESTMENT BANK LIMITED
Malaysia
(QIB)
51%
QMIS RICHWOOD BLACKTECH SDN BHD
Malaysia
(QR)

Overview

The current structure and operations of the Company is comprised of QMIS TBS Capital Group Corp as the holding company, along with its subsidiaries QSC, QFL, QTBS, QR, QIB, QGE, QBT, QWT and QCV.

QSC, QFL and QTBS collaborate to provide consultant services, while QR is focused on software development. Starting from early 2023, QR generates revenue from its online payment software. At present, the other companies are not engaged in any business operations.

Henceforth, for the purposes of this statement, QMIS TBS Capital Group Corp, QSC, QFL, QTBS, QR, QIB, QGE, QBT, QWT and QCV will be referred to as the Company.

QSC is an investment holding company and involved in providing investment banking and other financial services in Hong Kong and Malaysia through its direct and indirect subsidiaries shown below:

•QMIS Securities Capital (M) Sdn. Bhd. (“QSC”),

•QMIS TBS Capital Group Corp. (HK) (“QTBS”),

•QMIS Finance Limited (“QFL”),

•QMIS Investment Bank Limited (“QIB”), and

•QMIS Richwood Blacktech Sdn. Bhd. (“QR”).

QMIS Securities Capital (M) Sdn. Bhd. (“QSC”)

QSC is a professional firm geared to support and provide advisory services which includes the incubations of high tech and high growth companies.

The Company owns 100% of QSC, which owns:

•100% of QTBS;

•100% of QFL;

•99.9% of QCV;

•70% of QWT;

•20% of QBT; and

•20% of QWM.

QMIS TBS Capital Group Corp. (HK) (“QTBS”)

QTBS is a limited liability company incorporated and domiciled in Hong Kong. QMIS TBS Group perpetually generates ideas to grow and add value to its people, clients, shareholders and the communities it serves. It aims to excel in dimensions such as client service and support with effective risk management and decision making.

The principal activity of QTBS is the provision of corporate advisory services which includes incubating FinTech and high growth companies. QTBS focuses on the small to middle market companies in China, Malaysia and South East Asia. It has an extensive international, national and local network of consultants, business advisors and directors to assist clients with business incubators: raising capital, private equity, due diligence, business valuation, merger and acquisition, accounting and market research services.

QTBS provides a wide range of corporate advisory services to its clients as follows:

•Management and Strategy Consulting;

•Corporate Advisory;

•Market Research and Survey; and

•Business Incubation.

QMIS Finance Limited (“QFL”)

QFL is an Investment Holding Company and has two subsidiaries as of August 31, 2021:

•QIB, wholly owned; and

•QR, majority owned.

QMIS Investment Bank Limited (“QIB”)

QIB is set to offer a full range of financial products and services covering investment banking, digital banking, private banking and asset management services licensed by Labuan Financial Services Authority (LFSA), Malaysia.

Furthermore, QIB will also provide conventional investment banking services such as private placement, wealth management and corporate finance advisory and solutions in working capital management, fund raising, initial public offering, and merger and acquisition consulting services to its clients.

QMIS Richwood Blacktech Sdn. Bhd. (“QR”)

QR is a new company established in Malaysia involved in the Electronic Payment and Transaction Enabler services with a centralized platform for various payment transactions and value-added services. QR has entered into a partnership with ManagePay Services Sdn. Bhd. (“MPay”) for the issuance of e-wallet and prepaid card services. MPay will act as the underlying technology provider and licensing for QR’s payment solutions, while QR acts as a payment system enabler, providing payment infrastructure and card processing for card payment scheme owners with QR’s mobile e-wallet tied up with an international prepaid card as an addition payment option can be used by consumers at merchants for cashless transactions in various retail sectors. QR’s goal is to develop comprehensive payment products and services with international payment capability and security compliance to tap into the FinTech market. We are partnering with experienced players in the payment system industry and plan to develop a Super App to upgrade the payment system infrastructure and solutions.

As of the date of this Report, QFL, QTBS and QSC were working together to provide consultant services, while QR was engaged in the business of electronic payment solution. The other companies, QCV, QWT, QBT and QGE were not engaged in business as of the date of this Report.

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

Market and Competitive Environment

The market and competitive environment are among the most significant drivers of success for a corporate consultant professional firm. Firms must be aware of the current trends in their respective industries and the competitive landscape to remain relevant and competitive. To address this challenge, QSC must continuously innovate their services and develop new, more effective solutions to meet their clients’ evolving needs. Additionally, they must maintain strong relationships with clients and establish a reputation as a trusted advisor in their industry.

Talent Management

The quality of talent and the ability to attract, retain and develop top-performing employees is critical to the success of a corporate consultant professional firm. To address this challenge, firms must have a robust human resource management strategy in place that prioritizes talent management, career development and diversity and inclusion. QSC must also provide competitive compensation and benefits packages and cultivate a positive, supportive work environment to retain top talent and attract new hires.

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

Client Relationships

A strong client relationship is essential for the success of a consulting firm. Firms that build strong relationships with our clients are more likely to receive repeat business and positive word-of-mouth referrals.

Electronic Payment Solution

Regulation and Compliance

In Malaysia, the regulation and compliance for operating an e-wallet, a payment gateway business activity is governed by the Central Bank of Malaysia, Bank Negara Malaysia (“BNM”). BNM oversees and regulates the payment system in Malaysia to ensure its safety, efficiency and stability. To operate an e-wallet payment gateway business, the service provider needs to obtain an e-money issuer (“EMI”) license from BNM. In addition, the operator must comply with Anti-Money Laundering (“AML”) and Counter Financing of Terrorism (“CFT”) regulations set by BNM to prevent illegal activities such as money laundering and terrorism financing. The operator will also need to comply with Personal Data Protection Act to ensure the security and privacy of your customers’ personal and financial information.

As of the date of this prospectus, QR did not hold an e-money issuer (EMI) license, but instead uses the license held by ManagePay Services Sdn. Bhd. (“MPay”). QR operates as a white-label partner of MPay, utilizing MPay’s EMI license, which is regulated by BNM. This partnership enables QR to provide e-wallet services to its customers under its own brand, while ensuring compliance with applicable regulations through MPay’s license.

Other General Market Conditions Affecting the Performance of the Company

Technical expertise

QR’s success in the e-wallet payment solution business is dependent on its technical expertise. QR must have a deep understanding of the technology used in the payment solutions industry, and continually invest in its people and technology to remain at the forefront of the industry.

Compliance with Regulations

The e-wallet payment solution business is subject to strict regulations, and QR must comply with these regulations to operate successfully. QR employed a strong compliance program in place to ensure that its solutions are secure, transparent and compliant with all relevant regulations.

User Adoption

QR’s success in the e-wallet payment solution business is dependent on the adoption of its solutions by users. We are committed to develop payment solutions that are user-friendly, secure and accessible to a wide range of users.

Market Competition

The e-wallet payment solution market is highly competitive, and QR must be able to compete effectively against other solutions providers. QR must differentiate itself from its competitors through its expertise, quality of service and pricing strategy.

Data Security

The security of user data is a critical factor in the success of QR’s e-wallet payment solution business. We are committed to invest in robust security measures to ensure that user data is protected against cyber threats.

Market Demand

The demand for the services is constantly evolving, and QR must be able to adapt to changing market conditions. QR must be able to respond to changes in technology and the needs of its clients to remain competitive.

Client Satisfaction

QR’s success is dependent on the satisfaction of its clients. QR must deliver high-quality software development solutions that meet the needs of its clients and provide ongoing support to ensure their continued success.

Financial Resources

QR’s financial stability is a key factor in its success. QR must have the resources to invest in its people and technology, and maintain a healthy balance sheet to support its growth.

Cost Management

QR’s ability to manage costs is also important to its success. QR must balance the cost of delivering high-quality software development services with the need to remain profitable.

Challenges of Geographic Concentration

QR may only be able to serve a smaller portion of the overall market. Additionally, geographic concentration can also lead to increased competition in a particular area, which can drive down prices and make it more difficult for us to differentiate our services from those of our competitors.

Marketing and Brand Awareness

Marketing and brand awareness can greatly impact the success of an e-wallet service provider. Firms that are able to effectively market their services and build a strong brand are more likely to attract and retain users.

QR is committed to continually evaluate these factors and implement strategies to overcome any risk factors that may affect its success. This may include:

User Experience

A user-friendly interface and seamless transaction process are crucial for attracting and retaining users.

Security

Ensuring the security of users’ funds and personal information is paramount.

Partnership and Integration

Establishing partnerships and integrating with merchants, banks and other financial institutions is crucial for providing a comprehensive service and increasing adoption.

Marketing and User Acquisition

Effective marketing and user acquisition strategies are important to reach and onboard a large user base.

Regulation Compliance

Ensuring compliance with regulatory requirements and obtaining necessary licenses is critical for operating legally and building trust with users.

Scalability

The ability to scale the platform and handle increasing transaction volumes is crucial for long-term success.

Regional Market Expanding

The Company needs to adopt a more diversified approach to its service offerings and consider expanding into new geographic areas. This could include investing in new infrastructure and resources, as well as developing new partnerships and strategic alliances with local businesses and organizations.

Continuous Innovation

Keeping up with the latest technologies and continuously improving the platform is important for staying competitive and meeting the evolving needs of users.

Investment Banking Services

Regulation and Compliance

Operating an LFSA-licensed investment bank in Malaysia requires strict adherence to the regulations and guidelines set by the LFSA and international regulatory bodies. A strong commitment to compliance and a robust risk management framework are essential for the success and sustainability of the business. The regulatory authority responsible for overseeing and regulating the financial services industry in the Labuan International Business and Financial Centre (the “Labuan IBFC”). The Labuan IBFC is a special economic zone in Malaysia established to promote and develop the offshore financial services industry.

As a licensed investment bank in Labuan, Malaysia, QIB must comply with the licensing requirements set by the LFSA. This includes submitting an application for a license, providing evidence of financial stability and operational readiness, and demonstrating a strong commitment to compliance with regulatory requirements and ethical standards. In terms of ongoing compliance, QIB must adhere to the regulations and guidelines set by the LFSA, including those related to financial reporting, risk management and consumer protection. QIB will also be required to conduct periodic internal audits to ensure compliance with regulations and to identify any potential risks or areas for improvement.

Additionally, QIB must comply with international regulations and standards, such as the Basel Accords and the Financial Action Task Force recommendations, to prevent money laundering, terrorism financing and other illegal activities. This includes implementing and maintaining robust Anti-money Laundering (“AML”) and Counter Financing of Terrorism (“CFT”) policies and procedures, as well as performing customer due diligence and monitoring transactions for suspicious activities.

Other General Market Conditions Affecting the Performance of the Company

LFSA licensed investment banks operate in a highly competitive and regulated financial services market. The results of these banks are impacted by a variety of factors, including economic conditions, competition, regulatory environment and technology advancements.

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

Regulatory Environment

The investment banking industry is heavily regulated, with regulations affecting virtually every aspect of the business. Changes in regulations, particularly in response to economic or market conditions, can have a significant impact on the results of investment banks. For example, increased regulatory requirements may result in increased compliance costs, while changes to existing regulations may impact QIB’s ability to generate revenue from certain products and services.

Technology Advancements

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

Industry

The Market Size of E-payment Industry in Southeast Asia

The e-payment industry in Southeast Asia is growing rapidly, driven by the region’s large and growing population, increasing smartphone adoption and favorable demographic and economic trends. According to a recent report by Google, Temasek and Bain & Company, the e-payment market in Southeast Asia is expected to reach $300 billion by 2025, representing a significant opportunity for companies operating in this space. Southeast Asia has a young and tech-savvy population, with a large proportion of the population having access to smartphones and internet services. This has led to the growth of online commerce and digital financial services, including e-payments, in the region. According to the same report, e-commerce sales in Southeast Asia are projected to reach $300 billion by 2025, representing a significant portion of the overall e-payment market.

The e-payment industry in Southeast Asia is highly competitive, with several major players vying for market share. Some of the key players in the region include Grab, Gojek, Razer, Sea Limited and Singtel. These companies offer a range of services, including ride-hailing, food delivery, mobile payments and digital wallets. In terms of growth, the e-payment market in Southeast Asia is expected to grow at a rapid pace over the next few years, driven by increasing adoption of digital financial services, the expansion of e-commerce and the growth of the region’s young and tech-savvy population.

Overall, the e-payment industry in Southeast Asia presents a significant opportunity for companies looking to enter this market. With a large and growing population, increasing smartphone adoption and favorable demographic and economic trends, the region is poised for continued growth in the e-payment space.

Impact of the COVID-19 Pandemic on Our Business and Operations

The COVID-19 pandemic has resulted in widespread economic disruption and uncertainty, which has caused many organizations to reduce their budgets and spending on consulting services. Additionally, the shift to remote work and the need to rapidly adapt to changing circumstances has created new challenges and opportunities for consulting and investment banking firms.

The COVID-19 pandemic has had a negative impact on our consulting business segment, primarily due to our main client base and revenue being generated from Malaysia and Hong Kong. The uncertain economic conditions, travel restrictions and quarantines have impeded our ability to contact clients and build trust, leading to a decrease in demand for our services. The operations of our clients have also been negatively impacted, further exacerbating the situation. Although the full impact of the pandemic is difficult to predict, the prolonged nature of the pandemic and potential mutations of the virus poses significant uncertainties that may materially and adversely affect our business, results of operations and financial condition.

To mitigate these impacts, we have adapted our operations to a virtual or remote-based model, while also finding ways to help clients address the unique challenges posed by the pandemic. Despite these challenges, the investment banking and consulting industry is likely to remain an important source of support and expertise for organizations as they navigate this crisis and beyond.

The lockdowns, quarantines and travel restrictions have led to a shift towards digital and online transactions, resulting in increased adoption of e-wallet services as people opt for contactless and cashless payment options. This has created new opportunities for e-wallet providers to grow their market share and attract new users. On the retail side, the pandemic has led to store closures and reduced foot traffic, causing many brick-and-mortar retailers to shift their focus towards online sales and e-commerce. This has put pressure on retailers to enhance their digital capabilities and develop new strategies to reach customers through online channels. However, any resurgence of the pandemic could have a negative impact on consumer spending and lead to further reductions in retail sales and e-wallet transaction volume as well.

Geopolitical Conditions

In February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations, and the U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of these conflicts, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof as well as whether any counter measures or retaliatory actions in response, including, for example, potential cyberattacks or the disruption of energy exports, are likely to cause regional instability and geopolitical shifts, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. These situations remain uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflicts and actions taken in response to these conflicts could increase our costs, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

In addition, while we do not have any operations in the Middle East nor Africa, geopolitical tensions and ongoing conflicts in these regions, particularly between Israel and Palestine as well as within Sudan, may lead to further global economic instability and fluctuating energy prices that could materially affect our business. It is not possible to predict the broader consequences of these conflicts, including related geopolitical tensions, and the measures and actions taken by other countries in respect thereof, which could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. While it is difficult to predict the impact of any of the foregoing, these conflicts may increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.

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

QSC currently generates its revenue from the following main sources:

Revenue from Consultant Services

QSC, QFL and QTBS work together to provide business consultant services to customers. The revenue is recognized at the point in time when the consultant services promised are performed and accepted by the customers, which is generally when the consultant project is delivered and accepted by the customer. Our services include management and strategic planning, organizational development and implementation support, merger and acquisition, valuation report, industry and market survey and business incubation.

The consulting services are generally provided over a period of several months, and QSC, QFL, and QTBS perform the services specified in the contracts with clients. QSC, QFL, and QTBS monitor the progress of the consulting projects on an ongoing basis to ensure that they are on track to meet the obligations under the contracts. If QSC, QFL, and QTBS determine that they will not be able to meet the requirements of a contract, QSC, QFL, and QTBS will take the necessary steps to renegotiate the terms of the contract with the client or make other arrangements to ensure that they can meet the obligations.

Revenue from Software Development

QR provides customers with software development and support service pursuant to their specific requirements, which primarily compose of custom application development, supporting and training. QSC generally recognized revenue at a point in time when control is transferred to the customers and QSC is entitled to the payment, or when the promised services are delivered and accepted by the customers.

Payments for services received in advance in accordance to the contract is recognized as deferred revenues when received.

Cost of Revenues

Cost of revenues primarily consists of salaries and related expenses (e.g. bonuses, employee benefits, statutory pension contribution and payroll taxes) for personnel directly involved in the delivery of services and products to customers. In addition, other costs directly involved in the delivery of services and products to customers, such as outside consulting, legal services, and supporting overhead costs, are included in the costs of revenue..

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

Financial Overview

For the three months ended September 30, 2023, and 2022, we generated revenues of $558,944 and $214,647, respectively, and reported net profit of $85,801 and net loss of $363,978, respectively. For the nine months ended September 30, 2023, and 2022, we generated revenues of $1,704,283 and $940,684, respectively, and reported net losses of $38,188 and $2,065,337, respectively, with cash inflow from operating activities of $34,937 compared to cash used in operating activities of $1,702,724, respectively. As noted in our unaudited consolidated financial statements, as of September 30, 2023, we had an accumulated deficit of $3,053,721.

Results of Operations

Comparison of Results of Operations for the Three Months ended September 30, 2023 and 2022

The following table summarizes our operating results as reflected in our statements of income during the three months ended September 30, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended September 30,
	2023		2022		Variance
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

REVENUE	$558,944	100%	$214,647	100%	$344,297	160%
COST OF REVENUES	322,590	58%	245,991	115%	76,599	31%
GROSS PROFIT	236,354	42%	(31,344)	-15%	267,698	-854%
Operating Expenses:
General Administrative Expenses	168,575	30%	283,732	132%	(115,157)	-41%

Total Operating Expenses	168,575	30%	283,732	132%	(115,157)	-41%

Income (Loss) from Operation	67,779	12%	(315,076)	-147%	382,855	122%

Total Other Income (Expense)	(1,180)	0%	24	0%	(1,204)	-5017%

Profit/(Loss) Before Provision of Income Tax	66,599	12%	(315,052)	-147%	381,651	121%

Provision for Income Tax	(19,202)	-3%	48,926	23%	(68,128)	-139%

Net Income (Loss)	$85,801	15%	$(363,978)	-170%	$449,779	-124%

Less: Income attributable to non controlling interests	4,133	1%	(9,109)	-4%	13,242	-145%
Net Income (Loss) attributable to QMIS TBS Capital Group Corp.	81,668	16%	(354,869)	-174%	436,537	-123%

Revenues

Our different revenue sources for the three months ended September 30, 2023 and 2022, were as follows:

	For the Three Months Ended September 30,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%

Consultant Services	$526,746	94%	$209,334	98%	$317,412	152%
Software-development & maintenance-related parties	28,619	5%	5,313	2%	23,306	439%
Software-development & maintenance	3,579	1%	-	0%	3,579	100%
Total Revenue	$558,944	100%	$214,647	100%	$344,297	160%

Our total revenues increased by $344,297, or 160%, to $558,944 for the three months ended September 30, 2023, compared to $214,647 for the same period in 2022. The increase in revenues can be attributed to the following reasons:

(i)Consultant services: In the three months ended September 30, 2023, revenue from consultant services amounted to $526,746, accounting for 94% of our total revenue. This represents an increase from $209,334 in the same period of 2022. The significant surge of $317,412 or a 152% increase in revenue in 2023 was primarily driven by increased demand for our consultancy activities, indicating a recovery in our consultancy activities.

(ii)Software Development & Maintenance (Related Parties): Our revenue from software development and maintenance services provided to related parties increased by $23,306 or 439% to $28,619 for the three months ended September 30, 2023, compared to $5,313 in the same period of 2022. This growth can be attributed to securing new contracts and expanding services provided to related parties.

(iii)Software Development & Maintenance: Additionally, our revenue from software development and maintenance services related to online payment transactions amounted to $3,579 for the three months ended September 30, 2023, compared to $0 in the same period of 2022. This growth in revenue demonstrates our successful efforts to diversify our service offerings, driven by the utilization of an online payment software.

Cost of Revenues

The following table sets forth the breakdown of our total cost of revenue for the three months ended September 30, 2023, and 2022:

	For the Three Months Ended September 30,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%

Cost of Consultant Services	$314,780	98%	$247,077	100%	$67,703	27%
Cost of Software development	7,810	2%	(1,086)	0%	8,896	-819%
Total Cost of Revenue	$322,590	100%	$245,991	100%	$76,599	31%

During the three months ended September 30, 2023, our total cost of revenue increased by $76,599, representing a 31% rise, reaching $322,590 compared to $245,991 for the same period in 2022.

The cost associated with consultant services amounted to $314,780, accounting for 98% of the total cost of revenue in 2023. In comparison, for the corresponding period in 2022, the cost of consultant services was $247,077, representing 100% of the total cost of sales. The increased costs of $67,703, reflecting a 27% surge in consultant services in 2023, in light of the increase in sale.

The cost of software development amounted to $7,810, comprising 2% of the total costs for September 30, 2023, compared to ($1,086) for the same period in 2022. This increase of $8,896 indicates escalated expenses related to software maintenance services in 2023.

Gross Profit

Our gross profit increased by $267,698 or 854% to $236,354 in the three months ended September 30, 2023, from a net deficit of $31,344 for the three months ended September 30, 2022, primarily due to the increases of $249,709 in gross profit from consultant services, as a result of recovery of our consultancy activities.

General and Administrative Expenses

Our general and administrative expenses primarily consist of professional fees, office expenses, employee salaries and welfare, rental expenses, license renewal fees, office utility, travel and entertainment expenses.

The total general and administrative expenses for the three months ended September 30, 2023, amounted to $168,575, which represents a significant decrease of $115,157 or 41% compared to the $283,732 incurred in the three months ended September 30, 2022.

The decrease in general and administrative expenses primarily attributed to:

(i)Management Fees - Related Party: There was a substantial decrease of $118,946 or 100% in management fees related to a party.

(ii)Office Expenses: The expenses in this category decreased significantly by $88,794 or 89.05%, attributed to various cost-saving measures.

(iii)Offset by increase of Professional fees by $107,670 or 338%. The significant increase in professional fees is mainly attributable to our effort to become publicly traded on a national exchange, involving legal and financial advisory services.

As a percentage of revenues, general and administrative expenses were 30% and 132% of the revenues for the three months ended September 30, 2023 and 2022, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily consists of interest income generated from bank deposits and gains and losses on foreign currency transactions. Net interest income increased by $220 during the three months ended September 30, 2023. Additionally, there were net losses of $1,401 and net gains of $23 in the three months ended September 30, 2023 and 2022, respectively, in foreign currency transactions due to the fluctuations in foreign currency exchange rates.

Income Tax Expense

In the three months ended September 30, 2023, our income tax benefit amounted to $19,202 due to the net losses, compared to the income tax expenses of $48,926 recorded in the corresponding period of 2022, following a notice from the local tax authority.

Net Income (Loss)

As a result of the foregoing, we reported a net income of $85,801 for the three months ended September 30, 2023, representing a substantial increase of $449,779, or 124%, compared to the net loss of $363,978 recorded in the three months ended September 30, 2022.

Net Loss Attributable to Non-controlling Interest

As referenced in the discussion of our company structure, we have non-controlling interest in our equity, meaning the portion of the equity in the subsidiaries of the Company not attributable, directly or indirectly to the Company. Accordingly, we recorded non-controlling interest income (loss) attributable to the non-controlling interest. In the three months ended September 30, 2023, we recorded a net income (loss) attributable to the non-controlling interest of $4,133 and ($9,109) in the nine months ended September 30, 2023 and 2022, respectively.

Net Income (loss) Attributable to the Company

As a result of the foregoing, we reported a net income attributable to the Company of $81,668 for the three months ended September 30, 2023, which represented an increase of $436,537 or 123% compared to the net loss of $354,869 reported in the three months ended September 30, 2022.

Comparison of Results of Operations for the Nine Months ended September 30, 2023 and 2022

The following table summarizes our operating results as reflected in our unaudited statements of operations during the nine months ended September 30, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Nine Months Ended September 30,
	2023		2022		Variance
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

REVENUE	$1,704,283	100%	$940,684	100%	$763,599	81%
COST OF REVENUES	766,181	45%	1,394,499	148%	(628,318)	-45%
GROSS PROFIT	938,102	55%	(453,815)	-48%	1,391,917	-307%

Operating expenses:
General Administrative Expenses	975,918	57%	1,460,119	155%	(484,201)	-33%
Total operating expenses	975,918	57%	1,460,119	155%	(484,201)	-33%

Income (Loss) from Operation	(37,816)	-2%	(1,913,934)	-203%	1,876,118	-98%

Total Other Income (Expense)	(372)	0%	7,517	1%	(7,889)	-105%

Loss before Provision of Income Tax	(38,188)	-2%	(1,906,417)	-203%	1,868,229	-98%

Provision for income tax	-	0%	158,920	17%	(158,920)	-100%

Net Income (Loss)	$(38,188)	-2%	$(2,065,337)	-220%	$2,027,149	-98%

Less: Income attributable to non controlling interests	2,297	0%	2,633	-1%	8,773	-135%
Net Income (Loss) attributable to QMIS TBS Capital Group Corp.	(40,485)	-2%	(2,058,861)	-219%	2,018,376	-98%

Revenues

Our different revenue sources for the nine months ended September 30, 2023 and 2022, were as follows:

	For the Nine Months Ended September 30,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%

Consultant Services	$1,623,030	95%	$839,374	89%	$783,656	93%
Software-development & maintenance-related parties	59,589	3%	101,310	11%	(41,721)	-41%
Software-development & maintenance	21,664	1%	-	0%	21,664	100%
Total Revenue	$1,704,283	100%	$940,684	100%	$763,599	81%

Our total revenues increased by $763,599, or 81%, to $1,704,283 for the nine months ended September 30, 2023, compared to $940,684 for the same period in 2022. The increase in revenues can be attributed to the following reasons:

(i)Consultant Services. In the nine months ended September 30, 2023, revenue from consultant services amounted to $1,623,030, accounting for 95% of our total revenue. This represents an increase from $839,374 in the same period of 2022. The significant surge of $783,656 or a 93% increase in revenue in 2023 was primarily driven by increased demand for our consultancy activities, indicating a sustained recovery in our consultancy services.

(ii)Software Development & Maintenance (Related Parties). Our revenue from software development and maintenance services provided to related parties decreased by $41,721 or 41% to $59,589 for the nine months ended September 30, 2023, compared to $101,310 in the same period of 2022. The decrease in revenue can be attributed to the completion of software development services provided to related parties.

(iii)Software Development & Maintenance. Additionally, our revenue from software development and maintenance services related to online payment transactions amounted to $21,664 for the nine months ended September 30, 2023, compared to $0 in the same period of 2022.

Cost of Revenues

The following table sets forth the breakdown of our total cost of revenue for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%

Cost of Consultant Services	$727,233	95%	$1,330,218	95%	$(602,985)	-45%
Cost of Software development	38,948	5%	64,281	5%	(25,333)	-39%
Total Cost of Revenue	$766,181	100%	$1,394,499	100%	$(628,318)	-45%

During the nine months ended September 30, 2023, our total cost of revenue decreased by $628,318, representing a 45% decrease, to $766,181 from $1,394,499 for the same period in 2022.

The cost associated with consultant services amounted to $727,233, accounting for 95% of the total cost of revenue in 2023. For the corresponding period in 2022, the cost of consultant services was $1,330,218, representing 95% of the total cost of sales. The decrease of $602,985, or 45%, in 2023 was primarily attributable to a decrease in the outsourcing of consultancy jobs to external consultants.

The cost of software development decreased by $25,333, from $64,281 in 2022 to $38,948 in 2023, indicating a decrease in activity to software development in the current period.

Gross Profit

Our gross profit for the nine months ended September 30, 2023, amounted to $938,102, representing an increase of $1,391,917 from a gross deficit of $453,815 in the corresponding period in 2022. This significant positive variance can be attributed primarily to the increase of $1,386,641in gross profit from consultant services. Our overall gross profit margin increased to 55% for the nine months ended September 30, 2023, from -48% for the nine months ended September 30, 2022.

General Administrative Expenses

Our general and administrative expenses encompass various components such as professional, management fees to related parties, employee salaries and benefits, rental expenses, license renewal fees, office utilities, travel and entertainment expenses.

The total operating expenses for the nine months ended September 30, 2023, amounted to $975,918, making a significant reduction of $484,201 or 33% compared to the $1,460,119 in the corresponding period of 2022. This reduction was primarily attributed to the following factors:

(i)Management fees paid a related party experienced a significant decrease of $554,466 or 59% in the nine months ended September 30, 2023, as we needed less business advice and administrative services from the related party in the current period.

(ii)Consultation fees related to QIB’s establishment and development decreased by $137,000, or 100% compared to the prior period.

(iii)Management fees paid to a former subsidiary then to-be-acquired reduced by $45,000 as we terminated the acquisition in November 2022.

(iv)Office expenses decreased by $34,621 or 27%, reaching $91,733 for the nine months ended September 30, 2023, compared to $126,354 recorded in the prior period, attributed to various cost-saving measures.

(v)Offset by an increase of $261,652 or 211% in professional fees related to our effort to become publicly traded on a national exchange.

As a percentage of revenues, general and administrative expenses were 57% and 155% of our revenues for the nine months ended September 30, 2023 and 2022, respectively.

Other Income (Expenses), Net

Our other income (expenses) primarily consists of interest income generated from bank deposits and gains and losses on foreign currency transactions. Net interest income increased by $453 during the nine months ended September 30, 2023. Additionally, there was net loss of $828 and net gain of $7,514 in the nine months ended September 30, 2023 and 2022, respectively, from foreign currency transactions due to the fluctuations in foreign currency exchange rates.

Income Tax Expense

Our income tax expense was $0 in the nine months ended September 30, 2023, compared to $158,920 in the same period of 2022, representing a 100% decrease. This change is attributable to the fact that QSC recorded income tax expenses for prior periods in 2022, following a notice from the local tax authority.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $38,188 for the nine months ended September 30, 2023, representing a substantial decrease of $2,027,149, or 98%, compared to the net loss of $2,065,337 reported in the same period of 2022.

Net Loss Attributable to Non-controlling Interest

As referenced in the discussion of our company structure, we have non-controlling interest in our equity, meaning the portion of the equity in the subsidiaries of the Company not attributable, directly or indirectly to the Company. Accordingly, we recorded net income (loss) attributable to the non-controlling interest. The net income (loss) attributable to non-controlling interest was $2,297 and $(6,476) in the nine months ended September 30, 2023 and 2022, respectively.

Net Income (loss) Attributable to the Company

As a result of the foregoing, we reported a net loss attributable to the Company of $40,485 for the nine months ended September 30, 2023. This represents a significant decline of $2,018,376, indicating a 98% decrease from the net loss attributable to QMIS TBS Capital Group Corp. of $2,058,861 reported for the corresponding period in 2022.

Liquidity and Capital Resources; Going Concern

As of September 30, 2023, we had $197,813 in cash, reflecting an increase from $187,437 as of December 31, 2022. Our working capital, as of September 30, 2023, showed a deficit of $1,610,090, compared to $1,725,668 as of December 31, 2022, respectively. In addition, we also had $3,782 in accounts receivable as of September 30, 2023. Our accounts receivable primarily include balances due from customers for our services provided to and accepted by customers.

The financial statements have been prepared on the basis that we will continue as a going concern, which assumes that we will be able to realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The Company incurred a loss of $38,188 and $2,065,337 for the nine months ended September 30, 2023 and 2022, respectively. The Company also had working capital deficit of $1,710,090 and $1,725,668 as of September 30, 2023, and December 31, 2022, respectively. In addition, the Company had accumulated deficit of $3,053,721 and $3,013,236 as of September 30, 2023, and December 31, 2022, respectively. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

The following table sets forth summary of our cash flows for the periods indicated:

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022

Net cash used by operating activities	$34,937	$(1,702,724)
Net cash provided (used) by investing activities	(1,209)	(356)
Net cash provided (used) by financing activities	8,782	448,587
Effect on changes in foreign exchange rate	(32,134)	41,155
NET CHANGE IN CASH	10,376	(1,213,338)
CASH BEGINNING OF YEAR	187,437	1,409,794
CASH END OF YEAR	$197,813	$196,456

Operating Activities

Net cash provided by operating activities was $34,937 for the nine months ended September 30, 2023, primarily consisting of the following:

•Net loss of $38,188 for the nine months ended September 30, 2023.

•An increase in accrued expenses of $122,856, mainly due to the increase in professional fees related to becoming publicly traded on a national exchange.

•Offset by a decrease of $53,967 in taxes payable, as we paid off portion of the taxes accrued.

Net cash used in operating activities was $1,702,724 for the nine months ended September 30, 2022, primarily consisting of the following:

•A net loss of $2,065,337 for the nine months ended September 30, 2022.

•A decrease in accrued expenses of $54,020.

•Offset by a decrease of $182,189 in accounts receivable, mainly because the Company subsequently received a payment of $240,178 for an account receivable recorded in December 2021.

•Offset by an increase of $194,689 in taxes payment, as the Company recorded income tax expense for prior periods in 2022.

•Offset by an increase of prepaid expenses of $48,230.

Item 3. Qualitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of shares

On August 30, 2023, the Company entered into stock subscription agreements with an individual investor, pursuant to which the Company would issue 43,000 shares of common stock, $10.00 per share, for a total consideration of $430,000. The funds were received in October 2023, and the 430,000 shares of common stock were issued accordingly.

Broad Capital

On July 12, 2022, the Company entered into a Going Public Consultant Agreement (the “Consulting Agreement”) with Broad Capital Assets Management Ltd. (“Broad Capital”), an unrelated third party and a company incorporated in the State of New York, pursuant to which the Company agreed to issue a total of 12% of its issued and outstanding common stocks, as well as up to 8,160,000 additional shares (the “Future Allocation Shares”) of its common stock to Broad Capital or its assignees for services to be provided in connection with a transaction relating to QMIS Finance Securities Corp. (“QMIS Finance”), an entity of which Dr. Chin is also a director and majority shareholder.

Pursuant to the Consulting Agreement, the Company had agreed to issue a total of 36,360,012 shares of the Company’s common stock to Broad Capital’s assignees, which shares were eventually issued in November 2023, and which were allocated between two entities which are Broad Capital’s assignees as follows: 14,544,005 shares to Hong Kong Kazi International Group Co. Limited (“Kazi”), and 21,816,007 shares to Hong Kong Hanxin Holdings Limited (“Hanxin”).

Subsequently, following discussions and negotiations, the Company and Broad Capital have acknowledged and agreed that the services stipulated under the Consulting Agreement had not been provided to the satisfaction of the Company as of the date the shares were issued to Kazi and Hanxin.  As such, after friendly and constructive discussions, the Company and Broad Capital, along with Kazi and Hanxin, mutually agreed to terminate the Consulting Agreement and the related issuance of shares due to the unsatisfactory provision of the agreed services.

On January 5, 2024, Hong Kong Kazi International Group Co. Limited agreed to cancel the 14,544,005 shares issued to it, and Hong Kong Hanxin Holdings limited agreed to cancel the 21,816,007 shares issued to it. On February 6, 2024, the Company cancelled the 36,360,012 shares issued to Kazi and Hanxin.

Since the Future Allocation Shares compensate for the services provided to QMIS Finance, which is not a subsidiary of the Company, the Company, Broad Capital, and Dr. Chin entered in a Replacement Agreement on March 14, 2024. Pursuant to the Replacement Agreement, the parties further acknowledged and agreed that Dr. Chin had previously transferred 1,000,000 shares of common stock of QMIS Finance (the “QFS Shares”) to Broad Capital and its assignees, and that on November 9, 2023, Dr. Chin transferred 2,000,000 shares of QMIS TBS common stock from his personal holdings to YiKim International Limited (the “YiKim Shares”), another assignee of Broad Capital. In the Replacement Agreement, Broad Capital has agreed to substitute 3,000,00 shares previously sent by Dr. Chin, consisting of 1,000,000 shares of QMIS Finance common stock, and 2,000,000 shares of the Company’s common stock, for 3,000,000 of the Future Allocation Shares. Broad Capital also agreed to accept 5,160,000 additional shares of QMIS TBS common stock from Dr. Chin, in addition to the 1,000,000 QFS Shares and the 2,000,000 YiKim Shares previously transferred from Dr. Chin as full settlement of the Future Allocation Shares obligations.

Dalian QMIS Software Technology Development Co., Ltd.

On December 12, 2021, QMIS Securities Limited ("QSL"), a stock brokerage firm based in Hong Kong with which Dr. Chin is a director (but which is not a subsidiary of the Company), entered into a Technical Consulting Agreement (the "Technical Consulting Agreement") with Dalian QMIS Software Technology Development Co., Ltd (“Dalian QMIS”), a company incorporated in Dalian City of the PRC. Ms. Ting Ting Gu, a former director of the Company is a major shareholder of Dalian QMIS. The Technical Consulting Agreement does not clearly outline the compensation for the services.

Despite the Technical Consulting Agreement being with QSL and not with the Company (i.e. the Company was not a party to the Technical Consulting Agreement), purportedly in connection with the Technical Consulting Agreement, the Company erroneously issued 2,000,000 shares of its common stock to Dalian QMIS for the services provided to QSL pursuant to the Technical Consulting Agreement.

As noted, QSL is not a subsidiary of the Company, and the Company had no duty or obligation under the Technical Consulting Agreement to issue shares. As such, the Company deemed it to be necessary and appropriate to cancel the erroneously issued 2,000,000 shares of common stock to rectify the mistake.

On December 27, 2023, Dalian QMIS agreed to cancel the 2,000,000 shares issued to it. On February 6, 2024, the Company cancelled the 2,000,000 shares issued to Dalian QMIS.

Private Investors

In the third quarter of 2022, four individual investors (collectively, the "Investors") intended to purchase shares directly from Dr. Chin, and not from the Company.  Unfortunately, due to an initial misunderstanding and miscommunication, the Investors entered into agreements with the Company for the purchase and sale of an aggregate of 578,000 shares of common stock, $1.00 per share, for a total consideration of $578,000.

In November 2023, the Company's transfer agent, ClearTrust LLC (the "Transfer Agent"), erroneously issued 625,400 new shares, which included an extra 47,400 shares for delay in the issuance of the shares, from the Company to the Investors, per the original 2022 agreements, instead of transferring shares from Dr. Chin's holdings.

Subsequently, upon realization of the Investors’ original intent, the agreements with the Investors were amended accordingly to reflect the purchase of shares from Dr. Chin rather than from the Company.  As such, the Company deemed it to be necessary and appropriate to terminate the agreements with the Investors and to cancel the erroneously issued shares and effectuate the transfer of shares from Dr. Chin to the Investors in accordance with the amended agreements.

On February 26, 2024, the Company cancelled the 625,400 shares of common stock issued in November 2023 to the Investors. On March 14, 2024, Dr. Chin transferred 625,400 shares of common stock from his account to the Investors. The full consideration of $578,000 paid by the Investors was retained by the Company and recorded as an advance from Dr. Chin. The Investors directly received an equivalent number of shares from Dr. Chin.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

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

Dated: March 15, 2024

	By:	/s/ Yung Kong Chin
Yung Kong Chin
Chief Executive Officer
(Principal Executive Officer)
Dated: March 15, 2024
	By:	/s/ Ong Kar Yee
Ong Kar Yee
Chief Financial Officer
(Principal Financial Officer)