Form 10-K
period 2023-12-31
QMIS TBS Capital Group Corp.
filed 2024-04-15
CIK 1796160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______ to __________

Commission file number:   333-238872

QMIS TBS CAPITAL GROUP CORP.
(Exact name of registrant as specified in its charter)

Delaware	32-0619708
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55-6, The Boulevard Office,
Lingkaran Syed Putra, Mid Valley City, Kuala Lumpur, Malaysia	59200
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +(60)3 2282 6066

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

 If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ⌧

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2023, because the Company’s common stock did not trade in the public markets, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed based on the average bid and asked price of the common stock, was $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 3, 2024, the issuer had 301,088,600 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

QMIS TBS CAPITAL GROUP CORP.

FISCAL YEAR ENDED DECEMBER 31, 2022

ANNUAL REPORT ON FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements, including, without limitation, in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” and “Business.” Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include statements relating to:

●Our goals and strategies;

●Our future business development, financial conditions and results of operations;

●Our expectations regarding demand for and market acceptance of our products and services;

●Our ability to attract and retain management;

●Our ability to raise capital when needed and on acceptable terms and conditions;

●The intensity of competition;

●General economic conditions;

●Changes in regulations;

●Relevant government policies and regulations relating to our industry;

●Whether the market for healthcare services continues to grow, and, if it does, the pace at which it may grow;

●Our ability to compete against large competitors in a rapidly changing market; and

●Our ability to comply with the continued listing standards on the exchange or trading market on which our common stock is listed for trading; and

●The impact of COVID-19 on business environment and consumer preference.

These forward-looking statements involve various risks and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and other sections in this Report. You should thoroughly read this Report and the documents that we refer to with the understanding that our actual future results may be materially different from and worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements.

This Report contains certain data and information that we obtained from private publications. Statistical data in these publications also include projections based on a number of assumptions. Our industry may not grow at the rate projected by market data, or at all. Failure of this market to grow at the projected rate may have a material and adverse effect on our business and the market price of our common stock. In addition, the rapidly changing nature of the health and wellness industry results in significant uncertainties for any projections or estimates relating to the growth prospects or future condition of our market. Furthermore, if any one or more of the assumptions underlying the market data are later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

The forward-looking statements made in this Report relate only to events or information as of the date on which the statements are made in this Report. Except as required by law, we expressly disclaim any obligation or intention to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this Report and the documents that we refer to in this Report and have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

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

ITEM 1. BUSINESS.

Organization and Business Overview

QMIS TBS Capital Group Corp., a Delaware corporation (“we,” “our,” “us,” “the Company,” or "QMIS USA"), was incorporated on November 21, 2019, under the name TBS Capital Management Group Corp. As a holding company with no material operations of its own, the Company conducts its operations primarily through its wholly owned subsidiaries in Hong Kong and Malaysia.

The Company is an investment holding company which is involved, through its operating subsidiaries, in independent advisory, software development, and e-wallet services. We have a diversified corporate structure through our direct and indirect subsidiaries including QMIS Securities Capital (M) Sdn. Bhd. (“QSC”), QMIS TBS Capital Group Corp. (HK) (“QTBS”), QMIS Finance Limited (“QFL”), QMIS Investment Bank Limited (“QIB”) and QMIS Richwood Blacktech Sdn. Bhd. (“QR”), QMIS Capital Venture Sdn Bhd (“QCV”), QMIS World Trade International Sdn. Bhd. (“QWT”), QMIS Biotech Group Berhad (“QBT”), and QMIS Green Energy Berhad (“QGE”). As of the date of this Annual Report, QFL, QTBS, and QSC were working together to provide consultant services, and QR was engaged in the business of software development and e-wallet services. The establishment of QIB investment banking infrastructure is currently underway, and this significant development is expected to lay the foundation for the realization of our ambitious plans, fortifying our position in the financial services landscape.

For the years ended December 31, 2023 and 2022, our total revenue amounted to approximately U.S. $2,487,531, and approximately U.S. $1,261,771, respectively.  We derive our revenue mainly from our corporate consultancy services in Hong Kong. Our financial results are significantly dependent on a single customer, Hew & Associates. For the year ended December 31, 2023, this customer accounted for 96% of our total revenues, while for the same period in 2022, the customer contributed 92%.

In 2023, following the acquisition of QSC and its subsidiaries, we commenced our corporate advisory services which includes incubating fintech and high growth companies in Malaysia and Hong Kong. In January 2023, the Company entered into negotiations to acquire QSC. On February 13, 2023, the Company closed a share exchange (the “Share Exchange”) pursuant to which the shareholders of QSC sold all of their capital stock in QSC to the Company in exchange for an aggregate of 1,000,100 shares of the Company’s common stock, $0.001 par value per share. As a result, QSC and each of QSC’s subsidiaries became wholly owned subsidiaries of the Company.

The following diagram illustrates our current corporate structure and existing shareholders of each corporate entity listed herein as of the date of this Annual Report:

QMIS TBS CAPITAL GROUP CORP.
Delaware
100%
QMIS SECURITIES CAPITAL (M) SDN BHD
Malaysia
(QSC)
100%
QMIS FINANCE LIMITED
Hong Kong
(QFL)
100%
QMIS TBS CAPITAL GROUP CORP.
Hong Kong
(QTBS)
100%
QMIS INVESTMENT BANK LIMITED
Malaysia
(QIB)
51%
QMIS RICHWOOD BLACKTECH SDN BHD
Malaysia
(QR)

Corporate History and Structure

The Company was incorporated on November 21, 2019, under the name TBS Capital Management Group Corp. As a holding company with no material operations of its own, the Company primarily conducts its operations through wholly owned subsidiaries in Hong Kong and Malaysia.

On February 13, 2023, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with the shareholders of QSC. Pursuant to this agreement, the shareholders of QSC sold all of their capital stock in QSC to the Company in exchange for an aggregate of 1,000,100 shares of the Company’s common stock, with a par value of $0.001 per share (the “Share Exchange”). Following the closing of the Share Exchange, Dr. Yung Kong Chin owned approximately 52.72% of the Company’s outstanding common stock.

Pursuant to the Share Exchange Agreements, the Company now owns 100% of QSC, which in turn owns 100% of QTBS, 100% of QFL, 99.9% of QCV, QWT, 20% of QBT, and 20% of QMIS Waste Management Group Berhad (“QWM”).

QMIS Securities Capital (M) Sdn. Bhd. (“QSC”). initially incorporated as Multi Securities Capital (M) Sdn. Bhd in Malaysia on January 13, 2015, and later renamed to QMIS Securities Capital (M) Sdn. Bhd. on March 19, 2015, is involved in providing corporate advisory services, including nurturing FinTech and high-growth companies. Due to a Share Exchange and QMIS's expansion plans into new markets, QSC decided to restructure its legal organization. This led to QSC acquiring full ownership of QMIS TBS (HK) and QMIS Finance Limited on December 31, 2021. Consequently, QFL and QTBS became wholly owned subsidiaries of QSC. As of the date of this Annual Report, QSC serves as the operational entity for the company's activities in Malaysia. QSC's ownership percentages in various entities are as follows:

a.QMIS TBS Capital Group Corp. (“QTBS”) -QTBS is a limited liability company incorporated and domiciled in Hong Kong. QTBS primarily engages in offering corporate advisory services, which encompasses the nurturing of high-tech and rapidly expanding enterprises. As of December 31, 2022, QTBS did not have any subsidiaries or associated companies under its umbrella.

b.QMIS Finance Limited (“QFL”) -QFL is an investment holding company incorporated in Hong Kong and has the following subsidiaries: (1) QMIS Investment Bank Limited (“QIB”) (wholly owned); and (2) QMIS-Richwood Blacktech Sdn Bhd (“QR”) (majority owned).

c.QMIS Capital Venture Sdn Bhd (“QCV”). QCV was incorporated in Malaysia on January 14, 2015, under the name of Diversified Multi Capital Venture (M) Sdn. Bhd, which was subsequently changed to its present name on March 19, 2015. On November 16, 2015, QSC acquired 99.9% equity ownership interest of QCV. As of the date of this Annual Report, QCV does not possess any subsidiary or affiliated companies. Additionally, QCV has not initiated its business operations since its incorporation.

d.QMIS World Trade International Sdn. Bhd. (“QWT”). QWT was incorporated in Malaysia on October 15, 2014, under the name of Santubong Business Trading Sdn. Bhd., which was subsequently changed to its present name on August 7, 2015. On October 15, 2015, QSC acquired 69.99% equity ownership interest of QWT, and subsequently on November 27, 2015, QSC acquired anther 0.01% equity ownership interest in QWT, for a total of 70.00% ownership by QSC. As of the date of this Annual Report, QWT does not possess any subsidiary or affiliated companies. Additionally, QWT has not initiated its business operations since its incorporation.

e.QMIS Biotech Group Berhad (“QBT”). QBT was incorporated in Malaysia on May 8, 2020 under name QMIS Biotechs Group Berhad, which was subsequently changed to its current name on May 29, 2020. On May 8, 2020, QFL, QSC, and QWT acquired 60%, 20%, and 20%, respectively, equity ownership interest in QBT. As of the date of this Annual Report, QBT does not possess any subsidiary or affiliated companies. Additionally, QBT has not initiated its business operations since its incorporation.

f.QMIS Green Energy Berhad (“QGE”). QGE was incorporated in Malaysia on May 27, 2020, under the name QMIS Waste Management Group Berhad, which was subsequently changed to QMIS Green Energy Berhad on September 13, 2022. On May 27, 2020, QFL, QSC, and QWT acquired 60%, 20%, and 20%, respectively, equity ownership interest in QGE. As of the date of this Annual Report, QGE does not possess any subsidiary or affiliated companies. Additionally, QQGE has not initiated its business operations since its incorporation.

QMIS TBS Capital Group Corporation Limited, Hong Kong (“QTBS”).

Business Overview

QTBS primarily focuses on small to middle-market companies in China, Malaysia, and Southeast Asia. QTBS boasts an extensive network of international, national, and local consultants, business advisors, and directors. In addition to offering support for Hong Kong-licensed stock brokerage and asset management services, QTBS can leverage its substantial pool of business contacts to assist clients with business incubation services. These services include raising capital, private equity, conducting due diligence, performing business valuation, facilitating mergers and acquisitions, offering accounting services, and providing market research services.

QTBS provides a wide range of corporate advisory services to its clients, including:

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

QTBS operates a diverse range of businesses spanning various alternative asset classes and investment strategies on a global scale. This diversification offers QTBS significant benefits, including the ability to capitalize on synergies between these businesses and leverage the extensive intellectual resources within the company. Driven by the potential to utilize its financial and intellectual assets, resulting in strong investment returns, attractive net income margins, and substantial cash flow, QTBS has expanded its investments into complementary sectors including the establishment of a Family Business Office by QTBS in Hong Kong. This office targets a discerning clientele hailing from mainland China, Hong Kong, and Macao. It is a strategic move that capitalizes on the growing demand for specialized family office services in the region. The Family Business Office's focus on serving clients from mainland China, Hong Kong, and Macao. QTBS’s management believes that its ability to identify and effectively enter new growth areas is a crucial competitive edge, and QTBS will continue to seek new opportunities to expand its asset management franchise and advisory business.

The expansion of the QMIS TBS group is strengthened by the synergies among its diverse businesses, creating a comprehensive ecosystem that boosts overall performance. The Family Business Office benefits from this synergy by tapping into the expertise and resources of other group entities, such as financial insights and investment expertise, leading to significant growth potential. Positioned strategically in Hong Kong, the office is well-placed to meet the increasing demand for family office services in the region, catering to high-net-worth families and businesses with tailored services.

QTBS actively nurtures relationships with major investment banking firms and other financial intermediaries. QTBS’s management believes that its strong network of relationships with these firms provides QTBS with a significant advantage in identifying transactions, securing investment opportunities, and generating exceptional returns. This advantage includes access to a substantial number of exclusive investment opportunities that are available to only a limited number of other private equity firms.

Business Incubator Model

QTBS collaborates with clients across a wide spectrum of industries on projects that yield substantial value, encompassing fundraising, deal structuring, market research, and strategy development. QTBS distinguishes itself as a boutique firm not only in size but also in the caliber of service it delivers to its clients. This translates to profound, hands-on engagement by QTBS’s senior management in each project, complemented by closely-knit teams of proficient consultants and analysts. Consequently, QTBS ensures that its clients fully benefit from the collective expertise and skills within the organization.

Services Provided During the Incubation Program

In addition to providing financial capital, QTBS offers extensive guidance and advice to its clients through its investment and incubation program. This program encompasses all the key elements and tools necessary for successfully incubating a company.

Investee companies and clients participating in QTBS’s investment and incubation program receive advice and assistance in critical areas such as strategic guidance, strengthening the management team, staff recruitment, product commercialization, sales and marketing strategy, establishing business alliances and partnerships, as well as corporate strategy. These efforts accelerate the growth of the investee companies.

(a)Strategic Guidance

QTBS assesses the business model, competitive edge, and management team of the investee companies, as well as the current market opportunities for the products and services they offer. This assessment aids in formulating a business strategy, creating an implementation plan for the investee company, and establishing key milestones for its future development. Some of the key guidance that QTBS provides includes:

•Charting the vision and mission of the investee companies.

•Formulating product rollout plans and establishing key milestones to ensure the investee companies are on track for product development and future growth.

•Further enhance the business development plan of the investee companies based on the revised business strategy.

(b)Product Commercialization

QTBS assists investee companies in commercializing their products and services, either leveraging its own experience or consulting with business partners. This optimization aims to unlock the full potential of their products and services. QTBS provides advice on addressing business demands, exploring additional commercial application possibilities, and improving cost efficiency. Key areas where QTBS adds value for its investee companies include:

•Realigning and repositioning the products and services to address the demands of the target customers of the investee companies.

•Exploring other potential applications of the products and services of the investee companies.

•Enhancing manufacturing or production cost efficiency through strategies such as relocating to more cost-effective locations, outsourcing non-core processes, and hiring cost-effective foreign human resources.

•Reducing the expenses for the products and services commercialization through government incentives and grants (e.g., MSC Malaysia status and MGS grants to small and medium business enterprise).

(c)Sales and Marketing

Once the investee companies are prepared to launch their products and services, QTBS assists in formulating sales and marketing strategies to penetrate the target market, sustain newly acquired market share, and expand into other regional markets. In addition, QTBS generates business leads to facilitate the introduction of new products and services. QTBS's assistance in sales and marketing includes:

•Formulating sales and marketing strategies targeting potential customers identified by the investee companies.

•Advising on branding strategies to resonate with the target customer group.

•Enhancing the investee companies' visibility and positioning within their respective fields through media engagement, event participation, and pursuit of enterprise performance awards.

•Providing investee companies with business leads through QTBS’s extensive business networks and partnerships.

•Assisting in improving sales by enabling cross selling of products and services within the customer base of other QTBS investee companies.

(d)Management Team Strengthening and Staff Recruitment

Recognizing the pivotal role of the management team in the success of an investee company, QTBS collaborates closely to identify key positions lacking within the team. QTBS supports the sourcing, selection, and recruitment of management personnel to enhance team capabilities and functionality.

Furthermore, QTBS assists investee companies in staff recruitment, turnover management, and staff welfare administration, fostering a competent workforce that can effectively contribute to the investee companies' objectives.

(e)Business Alliances and Partnership Establishments

QTBS will introduce the investee company to prospective business partners and strategic alliances in order to further expand the marketing network of the investee company, enhancing its chances of securing projects for its products and services.

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

When the investee companies are ready to go for an initial public offering, QTBS will assist the investee companies in the process of selecting an Advisor for the initial public offering exercise of the investee company. QTBS will ensure that the valuation of the investee company is fairly reflected and the proceeds raised from initial public offering exercise are sufficient to meet the investee company’s future needs.

QMIS INVESTMENT BANK LIMITED (“QIB”)

On June 22, 2020, QMIS Investment Bank Limited (LL16863) ("QIB") was established under the Labuan Financial Services Authority Labuan Companies Act 1990 (Subsection 22(2)/Section 130R) and registered with the Labuan Financial Services Authority (Labuan FSA), formerly known as Labuan Offshore Financial Services Authority (LOFSA).

On March 5, 2021, QIB was granted an Investment Bank license by the Labuan Financial Services Authority (LFSA) to engage in Investment Banking Business in Labuan under Section 86 of The Labuan Financial Service and Securities Act 2010 (LFSSA), pursuant to Section 92(1) of the LFSSA. Subsequently, the name was changed to QMIS Labuan Investment Bank Limited on March 24, 2021, and later to QMIS Investment Bank Limited on July 28, 2022.

As of the date of this Registration Statement, QIB has not yet commenced business operations. The establishment of its investment banking infrastructure is currently in progress, and when completed, management anticipates that the infrastructure will a significant milestone that is expected to serve as the cornerstone for the realization of our ambitious plans, thereby strengthening our position in the financial services sector.

Looking forward, QIB is poised to embark on a strategic journey of diversification, intending to enter Equities Capital Markets, Corporate Finance and Advisory Services, Private Placement, transaction banking, private banking, and digital banking. QIB is actively exploring opportunities to leverage cutting-edge technology, adopt innovative business models in FinTech, and venture into the realm of a digital banking model. These aspirations are contingent upon securing adequate financial resources and will be implemented in a phased manner, reflecting a deliberate and strategic approach. The term 'digital banking' broadly encompasses financial services utilizing digital technologies to improve customer experiences, streamline operations, and offer innovative financial solutions. In the context of QIB, digital banking primarily refers to online banking services, including electronic and internet-based financial activities like account management and fund transfers. QIB extends its digital banking services to Labuan, enabling customers in this jurisdiction to manage financial activities online in compliance with local regulations.

For clarification QIB currently does not offer, nor does it have any plans to offer, cryptocurrency or crypto asset investments or services. After careful consideration of the risks and challenges associated with the crypto asset market, including the potential for fraud, manipulation, and non-compliance with relevant laws and regulations, the company has decided to withdraw from this business segment. QIB's management believes that offering crypto asset investments or services poses risks that are not in the best interests of clients or the company. Due to the highly volatile nature of the crypto asset market and the potential for significant losses, QIB will not provide any investment advice, recommendations, or services related to cryptocurrencies or crypto assets.

Investment Bank Infrastructure

Investment bank infrastructure encompasses the foundational technology and systems supporting QIB's operations. This includes the hardware, software, and network infrastructure enabling the bank to deliver its financial services efficiently and securely. Key components of QIB's investment bank infrastructure shall include:

1. Investment Analysis Tools or Software:

  Programs facilitating comprehensive analysis and evaluation of extensive financial data, empowering investors and financial analysts to make well-informed investment decisions. These tools offer features for data analysis and visualization, trend and pattern charting, various analytical functions, and predictive modeling for future market movements.

2. Fund Management Software:

  Utilized to oversee the operations of investment funds, managing fund performance, portfolio operations, risk assessments through complex calculations, and delivering reports to investors.

3. SWIFT Code System:

  The secure transmission of financial messages and instructions, essential for international transactions, facilitated through the use of SWIFT codes to identify banks and financial institutions.

4. Disaster Recovery Systems:

  Comprehensive systems ensuring operational continuity in the face of disasters or system failures. This encompasses backup systems, redundant infrastructure, and business continuity plans, including secure off-site data storage in cloud storage or data centers.

5. Security Systems / Network Infrastructure:

  Robust security systems protecting against cyber threats and safeguarding the confidentiality and integrity of client data. This includes firewalls, intrusion detection systems, and encryption technologies, all reliant on high-speed network infrastructure connecting offices and data centers through routers, switches, and fiber optic cables.

6. Product Launching Preparation:

  Utilization of product launching roadshows for introducing new financial products, such as private equity funds. This involves preparing product information memorandums ('IM'), submitting product IM to regulatory authorities, and managing product distribution to clients.

QIB has implemented a comprehensive internal policy and manual to manage cyber risks. This internal framework provides additional guidelines and procedures specific to QIB's operations, ensuring a tailored approach to cybersecurity. The internal policy aligns with the overarching principles outlined in this document and reflects QIB's commitment to maintaining a robust cybersecurity posture.

This cybersecurity risk management policy outlines the mandatory requirements for QIB, including Marketing Offices, to manage cyber risks effectively. It covers the purpose, scope, and reporting obligations, emphasizing the protection of QIB's valuable information and systems. The policy sets risk limits, outlines prevention, detection, and recovery strategies, and details emergency procedures for cyber threats. It includes requirements for outsourcing, communication procedures, compliance reporting, and an annual attestation.

Responsibilities are defined for the Board, Board Audit Committee, Responsible Person, IT, Business Units, Individual Users, Risk Management/Compliance, Business Continuity Management, and Internal Audit. This multi-layered approach ensures that every stakeholder within QIB is actively involved in and accountable for maintaining the integrity and security of the institution's information and systems.

QMIS LABUAN INVESTMENT BANK LIMITED
CORPORATE & MARKETING OFFICES

Kuala Lumpur
(Marketing Office)
Kuala Lumpur
Singapore
Jakarta
Surabaya
Hong Kong
(AsiaPac Region
Marketing Office)
GUANGDONG
Hong Kong
Dalian , China
(Marketing Office)
LIAONING
Dalian
SHANDONG
Yellow Sea
Labuan (HQ)
LABUAN
K.K.Sabah
(Marketing Office)
SABAH
Philippines

Malaysia	Hong Kong	China

Investment Banking - Products and Services

Product and Services

Securities Trading

Issuance of Financial Products for sale:

- Equity
- Loan Stock
- Unit Trusts
- Derivatives
- Commodities
- Hedging & Proprietary Trading

Transaction Banking

Providing credit facilities:

- Principal Investing
- Trade Financing
- Project / Asset Financing
- Syndication / Loan Arrangement
- P to P Financing

Corporate Finance

Providing consultancy and corporate finance advisory services:

- Merger & Acquisition
- Fund Raising Information Memorandum
- Asset Valuation
- Capital Market (IPO, SPAC, RTO, MBO, OTC)
- Financial Due Diligent
- Listing of Financial Instruments
- Capital Restructuring

Private Banking

We provide professional portfolio fund management services and wealth planning for high net worth individuals as well as institutional investors, sovereign wealth funds, pensions funds etc

- Portfolio Fund Management
- Asset Management
- Wealth Management
- Estate Planning

Private Placement

Assist firms ("Issuer") in raising capital by issueing corporate debt or equity securities to a select number of investors.

- Pre-IPO
- Asset Backed Loans
- Leases Instruments

Digital Banking

Integrating digital banking in our financial services business.

- Online Banking
- Mobile Banking
- Online Financial Planning

Capital Markets

QIB’s Capital Markets segment will focus on Equities, Fixed Income (including futures, foreign exchange and commodities activities) and Investment Banking. QIB primarily will serve institutional investors, corporations and government entities.

Equities

Equities Research, Sales and Trading

QIB plans to offer its clients full-service equities research, sales, and trading capabilities across global securities markets. QIB plans to earn commissions or spread revenue by executing, settling, and clearing transactions for clients in various equity and equity-related products, including common stock, American depository receipts, global depository receipts, exchange-traded funds, exchange-traded and over-the-counter ("OTC") equity, convertible and other equity-linked products, and closed-end funds. QIB will be able to act as an agent or principal (including as a market-maker) when executing client transactions through both traditional "high-touch" and electronic "low-touch" channels. To facilitate client transactions, QIB may act as a principal to provide liquidity, which involves committing its capital and maintaining dealer inventory.

QIB's equity research, sales, and trading efforts will be organized across three geographical regions: the Americas; Asia Pacific; and Southeast Asia. The main product lines within these regions include cash equities, electronic trading, derivatives, and convertibles. QIB primarily plans to serve institutional market participants such as mutual funds, hedge funds, investment advisors, pension and profit-sharing plans, and insurance companies. Through its global research team and sales force, QIB plans to maintain relationships with clients; distribute investment research and strategy trading ideas, and market information; and analyze across a wide range of industries. QIB's equity research is anticipated to cover over 1,800 companies worldwide, and it plans to collaborate with leading local firms in the Asia Pacific, covering up to approximately 600 additional companies through alliances.

Equity Finance

QIB's Equity Finance business will offer a range of services, including financing, securities lending, and other prime brokerage services. In the U.S., QIB shall provide prime brokerage services to hedge funds, money managers, and registered investment advisors. These services will encompass execution, financing, clearing, reporting, and administrative support. QIB plans to generate revenue through an interest spread, which will be the difference between the cost of funds it pays and the income it receives from its clients.

Additionally, QIB will operate a matched book in equity and corporate bond securities. In this operation, QIB plans to borrow and lend securities against cash or liquid collateral, earning a net interest spread. Customer assets, both securities and funds, held by QIB will adhere to regulatory customer protection rules and will be segregated accordingly.

QIB also plans to offer select prime brokerage clients the option to custody their assets at an unaffiliated U.S. broker-dealer, which likely will be a subsidiary of a bank holding company. Under this arrangement, QIB shall provide its clients with all customary prime brokerage services directly.

Wealth Management

QIB plans to offer customized wealth management services specifically designed to meet the unique needs of high-net-worth individuals, their families, businesses, private equity and venture funds, as well as small institutions. QIB's dedicated advisors will provide clients with access to all of the institution's institutional execution capabilities and a wide range of additional financial services.

Management anticipates that QIB's open architecture platform will allow clients to access products and services not only from QIB's own offerings but also from a diverse array of other major financial services institutions. This approach will offer clients a broad spectrum of choices to effectively manage and grow their wealth.

Fixed Income Sales and Trading

QIB plans to offer its clients sales and trading services for a wide range of fixed income products, including investment-grade and high-yield corporate bonds, U.S. and European government and agency securities, municipal bonds, mortgage- and asset-backed securities, whole loans, leveraged loans, distressed securities, emerging markets debt, and derivative products.

Additionally, through the use of repurchase agreements, QIB plans to act as an intermediary between borrowers and lenders of short-term funds, facilitating funding for various inventory positions. QIB will actively trade and make markets globally in both cleared and un-cleared swaps and forwards, referencing various factors such as interest rates, investment-grade and non-investment-grade corporate credits, credit indexes, and asset-backed security indexes.

Furthermore, management anticipates that QIB's strategists and economists will provide ongoing commentary and analysis of the global fixed income markets. QIB's fixed income research professionals, including research and desk analysts, will offer investment ideas and analysis across a diverse range of fixed income products, enhancing the value it provides to its clients.

Futures, Foreign Exchange and Commodities

QIB shall provide its clients 24-hour global coverage, with direct access to major commodity and financial futures exchanges including the CME, CBOT, NYMEX, ICE, NYSE Euronext, LME and Eurex, and provides 24-hour global coverage, execution, clearing and market making in futures, options and derivatives on industrial metals including aluminum, copper, nickel, zinc, tin and lead. Products provided to clients include LME and CME futures and over-the-counter metals swaps and options.

QIB plans to operate a full-service trading desk in all precious metals, cash, futures and exchange-for-physicals markets, and to be a market maker providing execution and clearing services as well as market analysis. QIB also plans to provide prime brokerage services and to be a market-maker in foreign exchange spot, forward, swap and option contracts across major currencies and emerging markets globally and conduct these activities through QIB’s futures commission merchant and its swap dealer each registered with the CFTC.

Investment Banking

QIB shall provide its clients around the world with a full range of equity capital markets, debt capital markets and financial advisory services. QIB’s services will be enhanced by its industry sector expertise, its global distribution capabilities, and its senior level commitment to its clients.

Management anticipates that QIB’s sector coverage groups will include Consumer & Retailing; Financial Institutions; Skin Care and Cosmetic Industrials; Healthcare; Bio-Technology; Solar Energy; Internet of Think; Applied Data Science; Waste Management; Green-Tech Properties; Media & Telecommunications; Financial Sponsors and State & Local Governments.

QIB’s product coverage groups will include equity capital markets; debt capital markets; financial advisory, which includes both mergers and acquisitions and restructuring and recapitalization and U.S. corporate brokering. QIB’s geographic coverage groups will include coverage teams based in major cities in the United States, the United Kingdom, Sweden, China, Malaysia, Singapore and Cambodia.

Equity Capital Markets

QIB shall provide a broad range of equity financing capabilities to companies and financial sponsors. These capabilities include private equity placements, initial public offerings, follow-on offerings, block trades and equity-linked convertible securities.

Debt Capital Markets

QIB shall provide a wide range of debt financing capabilities for companies, financial sponsors and government entities. QIB plans to focus on structuring, underwriting and distributing public and private debt, including investment grade and non-investment grade corporate debt, leveraged loans, mortgage and other asset-backed securities, and liability management solutions.

Advisory Services

QIB shall provide mergers and acquisition and restructuring and recapitalization services to companies, financial sponsors and government entities. In the mergers and acquisition area, QIB plans to advise sellers and buyers on corporate sales and divestitures, acquisitions, mergers, tender offers, spinoffs, joint ventures, strategic alliances and takeover and proxy fight defense. QIB also plans to provide a broad range of acquisition financing capabilities to assist our clients. In the restructuring and recapitalization area, QIB shall provide to companies, bondholders and lenders a full range of restructuring advisory capabilities as well as expertise in the structuring, valuation and placement of securities issued in recapitalizations.

Asset Management

QIB shall provide investment management services to pension funds, insurance companies and other institutional investors. QIB’s primary asset management programs will be strategic investment and focus on high growth sectors. The anticipated expertise of Asset Management team is widely recognized, with proven track records, with a focus on identifying market trends and fulfilling unique investor needs.

QIB’s strategic investment programs, including our Artificial Intelligence Trading Software, will be provided through the FinTech Investments Division of Investment Advisers, which is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). These programs are systematic, multi-strategy, cross-border and multi-asset class programs with the objective of generating a steady stream of absolute returns irrespective of the direction of major market indices or phase of the economic cycle. These strategies are provided through both long-short equity private funds and separately managed accounts.

QMIS-RICHWOOD BLACKTECH SDN. BHD. (“QR”)

QMIS-Richwood Blacktech Sdn. Bhd. ("QR") is a recently established enterprise specializing in the Electronic Payment and Transaction Enabling business. The company's core offerings include a centralized platform facilitating various payment transactions for service providers, along with software development and maintenance services.

QR has successfully developed and currently owns the e-wallet app known commercially as QMIS Richwood Pay (QRPay). This application is accessible on:

-Google Play Store for Android phones running Android 7.0 and above.

-Apple App Store for iPhones running iOS 10.0 and above.

-Huawei AppGallery for Huawei phones running Android 7.0 and above.

Functioning as a Payment System Enabler, QR is committed to furnishing the requisite payment infrastructure and processor for Card Payment Scheme owners and QRPay e-wallet users. This involves the implementation of Q-R Electronic Payment Solutions, encompassing International Card Payment Scheme options like ATM/Debit cards, Credit cards, and Prepaid cards, thereby making them viable at merchant establishments. This initiative aims to facilitate a comprehensive shift towards cashless transactions, spanning various consumer retail sectors. QR's current revenue streams predominantly arise from software development, system maintenance services, and e-wallet services.

QR harbors ambitious plans to develop banking, acquiring, issuing, voucher, remittance, and e-wallet management systems tailored for iPhone and Android integration into the existing QRPay app. QR envisions an all-modern, flat design optimized for smartphones and smart QR codes. The primary goal is to create comprehensive payment products and services, complemented by a broad spectrum of international payment capabilities and operation certifications to tap into emerging opportunities in the FinTech space. Building upon QR's technology partner's extensive experience in the Payment System industry, QR plans to enhance its Payment System Infrastructure, introduce online delivery services, facilitate online movie purchases, and explore insurance offerings.

QR intends to develop a proprietary Super App, integrating services such as credit offerings and insurance collaborations. It is essential to highlight that the QRPay e-wallet Super App project is currently in its early developmental stage, and QR has not yet engaged an app developer or external marketing agency for its promotion. The broader vision encompasses embracing cutting-edge technology, adopting new business models in FinTech, and exploring a Virtual Banker Advisor model. QR is also in the process of finalizing a technology collaboration partnership with Tencent Cloud International Pte Ltd. to establish an innovative Financial Cloud System. For more detailed information, please refer to the specific subsections within this section.

Technology Platform

On August 13, 2021, QR entered into a partnership with ManagePay Services Sdn. Bhd. (“MPay”) for the issuance of MPay, QR Pay e-wallet, Mastercard Prepaid Card, Smartlink Pay eWallet whereby MPay acted as the technology provider for QR’s payment solutions.

ManagePay Systems Bhd (MPay) is an investment holding company. The group’s operating segment is classified into two: FinTech Services and Non-FinTech services. The FinTech services segment is involved in POS terminal services, third party acquiring, payment services, e-money and Mastercard card issuing, alternative financing business outsourcing services, and loyalty management services. The Non-FinTech services segment is involved in the software and digital security, information communications, e-commerce, and technology services. Management anticipates that payment services will be the major contributor to the Company’s total turnover and revenue.

MPay is currently listed on the ACE Market of Bursa Malaysia with market capitalization in excess of RM120 million. Many people are familiar with MPay as the leading payment service provider in some of the large retail chains in Malaysia like KFC, Pizza Hut, Giant, Guardian, Mercato, Cold Storage, Sunway Group, and Hero Market.

QRPay e-wallet Super App

QRPay e-wallet is powered by MPay and is licensed by Malaysia Central Bank (BNM). QRPay e-wallet is an online e-wallet account that a potential user can open online via QRPay e-wallet Super App, anytime and anywhere without going into a physical office, giving you immediate usage of the account. Once a user has loaded funds into the account, QRPay e-wallet immediately allows the user to perform in-store purchases and, make P2P fund transfer, and make investments, among other financial transactions. QR Pay provides services such as e-wallet reloads, bill payments, funds transfer, perform payment, shopping e-commerce, viewing property, receive reward benefit within a single app.

The Pay Bills feature is ready for Domestic Utility Bill Payments, Telco Prepaid/ Postpaid, Insurance & Road Tax Renewal, Council Bill, International Utility Bill Payments, International Reloads, Content Subscriptions, Gaming Points such as Gerena, TNB, Unifi, Astro, Maxis, Digi (Prepaid & Postpaid), PTPTN, etc.

O2O Property is a platform that will let you find your dream home with ease. We have a one stop solution for potential home buyers:  from finding the house of your dreams, to buying the house, owning it, furnishing it, and moving in without any hassle or worry.

QR Pay has its own E-commerce platform known as QR Mart - QMIS Richwood Mart. We also have collaboration with a few other E-commerce platform such as Panpaymart and Ezymart. The uniqueness of these E-commerce platforms is our referral programs where users can get bonus by referring their friends to purchase on the platform.

QR Pay also recently launched the referral program which provides an introducer-affiliate bonus, available for inviting new users to register and spend with QR Pay e-wallet and Mastercard. This program is different from other competitor e-wallet companies, because other e-wallet companies typically give away one-time introducer bonuses for every new user when inviting. However, for the QR Pay referral program, the affiliate bonuses are given for every introduced user spending transaction. In other words, a QR e-wallet customer who introduces affiliates who spend using the QR e-wallet or Mastercard will be eligible to receive ongoing affiliate bonuses, rather than just for the initial introduction.

QRPAY

QMIS RICHWOOD

Hi
Total Balance
MYR 8888.88
+ Reload
Pay
Scan
Transfer
Receive
REWARD CENTRE
Utility Bills
Local Authority
Mobile Reloads
Mobile Postpaid
Panpay Mart
O2OProp
O2OSmartStore
Ezymart
Dewan Perniagaan
Rojakkk
Waqfmart
RMmall
Massatty
Wallet
Card
Transaction History

Digital Wallet Just Got Even Better

- P2P INSTANT TRANSFER
- WITHDRAW CASH TO BANK
- ONLINE RELOAD
- BIND WITH MASTERCARD
- SCAN TRANSFER MONEY TO YOUR FRIEND
- AFFILIATE BONUS

Powered by MPay

QMIS Richwood Blacktech Mastercard Prepaid Card

In addition to opening a QRPay Account, cardholders can apply to receive a physical QMIS Richwood Blacktech Mastercard Prepaid Card. This Mastercard can be linked to the QR Pay e-wallet, allowing the user to instantly transfer money from the QR Pay e-wallet to Mastercard. Afterwards, users can make payment for goods and services at Mastercard merchants store domestically, worldwide and online purchase. Cardholders can withdraw cash at worldwide Bank ATMs with their Mastercard and a secure PIN. Users are also able to check the card’s balance via QRPay at any time and from any location.

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

1. E-Commerce; and

2. E-wallet

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

QRPAY
QMIS RICHWOOD

QRPAY APP
GUIDE BOOK

QRPAY APP GUIDE BOOK

1. How to register
如何注册

Step 1
步骤 1

Click "Register"

点击 "注册"

Step 2
步骤 2

Fill up your full name and phone number.

输入您的全名及电话号码

Step 3
步骤 3

Input the OTP from SMS.

输入来自简讯的 OTP 号码

Step 4
步骤 4

Create your own new 6-digit PIN.

创建您的六位数应用密码

QRPAY QMIS RICHWOOD
Powered by: MPay

Copyright © 2022 QMIS Richwood Blacktech Sdn. Bhd. All Rights Reserved | QR Pay Guide Book V4

Hi Elizabeth Smith
Total Balance
RM 8888.66
+ Reload
Pay
Scan
Transfer
Receive
Transaction History
Fund transfer successful

PLUS Enables Card, E-Wallet Payment At Selected R&Rs Along North-South Highway

Alex Cheong Pui Yin

KAMI TERIMA
MyDebit
VISA

Motorists travelling along the North-South Highway (PLUS Highway) can now pay for their purchases at selected rest stops (R&R) using debit and credit cards issued by Visa and Mastercard, as well as various e-wallets. Accepted e-wallets include Boost, GrabPay, MAE by Maybank2u (MAE), MPay Wallet, ShopeePay and Touch 'n Go (TNG) eWallet.

Prior to this, R&Rs along the North-South Highway only accept cash as the sole method of payment. Now, the R&Rs that are adopting these cashless payment methods include:

Future Business Prospects

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

Digital Ecosystem of Super App

Digital Ecosystem of Super App

Ecosystems = Platform + Value partners

- Market of products/services
- Shared Economy
- Value system(network, shop or chain)

- Social Media
- Mobile Apps
- Cloud
- Internet
- APIs

- Suppliers
- Customers
- Employees
- Developers
- Manufacturers
- Connected devices
- Data sources

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

Financial and other Related Services

E-wallet

An e-wallet includes online payment and transfer, credit services (i.e., micro loan) and insurance products. The usage of an e-wallet saves users the hassle and avoids security issues arising from cash withdrawal and cash handling. Payment through an e-wallet is a key ‘enabler’ to the success of a Super App as it facilitates payments for products and services sold through the Super App. Therefore, e-wallets have become an indispensable element in many Super Apps. It is also a convenient method of performing transactions and was especially widely used during the COVID-19 pandemic due to its contactless nature which avoided the risk of virus infection from handling cash.

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

Along with the proliferation of mobile phone usage and increasing convenience of performing tasks using mobile phones (particularly using mobile apps), there have been increasing mobile apps introduced in the market with interesting and sophisticated functions to cater to the needs of consumers from all aspects of daily life, including transportation, food services, entertainment and financial services.

Over the last decade, several Super Apps have been introduced into the Asia-Pacific market, including WeChat, Grab, Gojek, Alipay, Kakao and Paytm, which are among the popular Super Apps used by consumers in the Asia Pacific region.

Examples of Super Apps in Asia

UZBEKISTAN
TURKMENISTAN
IRAN
AFGHANISTAN
KASHMIR
PAKISTAN
WeChat
CHINA
NORTH KOREA
SOUTH KOREA
JAPAN
LALAMOVE
NEPAL
INDIA
OMAN
MYANMAR (BURMA)
Laz
Grab
PHILIPPINES
MALAYSI
gojek
INDONESIA
PAPUA NEW GUINEA

The QR Super App project is currently in its early development stage. QR is in the midst of engaging an app developer and marketing agency to develop a marketing plan for a proprietary Super App.

Roadmap

QR Management anticipates the development and deployment of the proprietary Super App will include several key steps and goals, including the following:

1. To be the integrated e-payment enabler of choice for consumer sector in the South East Asia Region.

2. Position as an integrated e-payment enabler for Malaysian Retail Outlet, Transit and Parking.

•Pilot launch at the key targeted sites

• Deliver compelling value to Service providers and relevant authorities

3. Expansion of the services to all Service Providers for Southeast Asian and beyond.

4. Strengthening the position as integrated e-payment enabler of ‘CHOICE’ for local and regional market.

•Open the services to other local and international payment scheme i.e., TouchnGo, UnionPay, Paypal, Grabpay, etc.

•Replicate and enable the services at other countries.

5. Promote cross-sector usage through bundling and targeted promotions with International Card Brands and Banks.

The Company’s Management believes that disruption is hitting businesses of all kinds, and the investment banking and financial services industry is no exception. With the Covid-19 crisis having resulted in the deepest recession since the Second World War, financial services providers will need to adapt to the data, digital and strategy needs of clients if they are to survive amid the chaos.

Financial services in 2020 was defined by a sudden acceleration in digitization and digital engagement-pushed by the impacts of the COVID-19 pandemic. Mobile banking transactions spiked, personal trading apps saw record transaction volumes, and call center personnel kept customer support going by working from their living rooms.

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

Here are a few major themes that the Company’s Management has identified as being likely to dominate financial industry conversations and technology roadmaps in 2022 and beyond:

•Modernizing dated core systems will be imperative;

•Banking goes beyond cash with digital engagement;

•Institutional and wholesale trading moves off trading floors;

•Work-from-home must work across financial services;

•Embedded innovation is the new status quo;

•Financial products and services are tailored to the specific needs of the customers; and

•Online financial products have become increasingly popular among global consumers.

Key Driver behind the development of Global FINTECH Business Model

Surging Internet and Smartphones penetration:

66% Internet Penetration (2020)

45% Smart Phone Penetration (2020)

Global growth of e-wallet

44.5%

of E-commerce transaction volume

E-Wallet Penetration (2020)

Global fintech firms Q1 2021 investments with 614 deals:

USD 22.8B Investments raised

Grow income level for the middle class

Increasing outward migration and rising remittance inflow

Global Digital Payments Market:

USD 4.6T

TRANSACTION VALUE BY 2025

Sustainable Ecosystems FinTech Business Models of the Future

To emerge from the COVID-19 crisis, the Company’s Management believes that the business should focus on the fundamentals of agility, technology, innovation, resilient and visionary leadership. On the flip side, we will see the emergence of new business opportunities. The world of connected devices - internet of things - cloud computing - AI, including machine learning, will provide the stepping stones for business and their own survival.

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

Emerging Business Model – FinTech Aggregating Financial Services

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

Sustainable FinTech Business Models for the Digital Age

(i) Virtual Banker Advisor

In order to make this model successful, the bank would need to become a virtual advisor, using customers’ data to help them make better financial and operational decisions - effectively providing a customer with the right advice and/or other service at the right time and across the right channel to enable the customer to make more informed decisions.

The Company plans to monetize this service, inter alia, by taking a small fee on all of the products and services the customer uses.

CREATING AN INTERGRATED & SUSTAINABLE FINANCIAL ECOSYSTEM
FINANCE SIDE
TECHNOLOGY & VALUE CHAIN SIDE
LICENSED FULL-FLEDGED FINANCIAL SERVICES
PRODUCTS (FOR END USERS)
FINTECH
CORPORATE FINANCE
SECURITY DEALING
FUND MANAGEMENT
LENDING
O2O QR
SMARTSTORE
BROAD RANGE OF 4TH GENERATION FINANCIAL TECHNOLOGY
SCOPE & BREADTH OF TARGET OFFERING
MOBILE APP
A.I
E-COMMERCE
BIG DATE (CROWD STORAGE)
BLOCKCHAIN
BUSINESS MODEL
FUND RAISING PRIVATE PLACEMENT
STOCK BROKER & INVESTMENT ADVISORY
VC & PE FUND
P2P, B2B, B2C, LEASING
SUPER MARKET PLATFORM
PAYMENT GATEWAY
MINING MACHINES DEVICES
SME/ SMI
INVESTORS
INVESTORS SME/SMI
CONSUMERS
SME/SMI
E-WALLET CONVENIENCE USERS EXPEREINCE
DIGITAL ASSET EXCHANGE HOUSE
DECISIVE NEEDS OF TARGETED BOARD RANGE OF CUSTOMER

(ii) Economies of Scale Intelligence Solution

Operating such a model, management believes that the Company can generate massive economies of scale by potentially servicing millions of customers from the same software platform. Also, as a platform, there would be the potential for the Company to generate network effects that could lead to increasing returns to scale.

First, there are the two-sided network effects whereby larger customer numbers lead to a larger number of ecosystem partners which then, by offering the widest choice, attracts more customers and so. However, there are also the data network effects, whereby the Company learns more about how best to serve customers the more data it captures meaning it gives better and better services, attracting more data and so on.

If the group also opens up its platform for customer interactions with each other - with peers giving advice to each other, for example - then there are also interaction network effects enjoyed by the social network platforms.

(b)Expansion of QMIS TBS’s Core Investment and Business Activities

In light of the competitive and dynamic environment, the Company intends to intensify its involvement in the ICT, App developer and Biotechnology and Life sciences areas by exploiting new technologies and to optimize risk-reward profiles of its investments.

(c)Geographical Expansion

The Company intends to expand its geographical coverage and increase its investment and incubation activities across the Asia Pacific region. In the medium term, the Company plans to pursue the markets in China, Singapore and Taiwan. The Company plans to form strategic alliances with foreign technology incubators and venture capitalists to establish its market presence in these countries. Management anticipates that the modes of investments will include, inter-alia, direct investments in technology companies, acquisition of established technology incubators and formation of co-managed fund management companies. In the long term, the Company intends to pursue its business beyond the Asia Pacific region.

(d)Continuous Development of Expertise

The Company has identified the following strategies to develop the expertise of its investment personnel:

i. Increase the scope of financial expertise via direct employment and/or outsourced technical services in line with the expansion of the investment and consultancy business;

ii. Expand the staff training and development programs to enhance its professional personnel’s technical skills, knowledge and capabilities; and

iii. Increase the exposure and create “shared experience” education programs via strategic alliance with other local higher learning institutions and other technology incubators either through direct investment in investee companies or through co-managed fund basis.

(e)Business Alliances and Partnership Establishments

The Company plans to introduce the investee company to prospective business partners and strategic alliances in order to further expand the marketing network of the investee company and therefore enhance the investee company’s chances of securing projects for its product and services.

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

From financial services institutions to vendors, regulators, and supervisors, the Company’s management believes that 2024 and beyond are likely to be years of deliberate cultural transformation to find new ways of working together to create safer, cheaper, more inclusive, and more equitable financial markets.

SUSTAINABLE ECOSYSTEM FINTECH BUSINESS MODELS OF THE FUTURE

MORE THAN 30 AREAS EMERGING AS THE NEW NORMS IN BANKING

Key Drivers

Beyond Banking
Digital for Unbanked
Digital Model reinventors
Next Generation Digital Marketing
Virtual Market-place
Retail Value Chain
Retails Banking
Private Banking
Digital Assets Capital Management
Securities Trading
SME / SMI Enterprises
Payments
Operations & Infrastructure

- Next-generation personal financial management
- Peer-to-peer (P2P) lending
- B2C digital lending
- Retail credit sales (B2C)
- E-Commerce infrastructure

- Mobile payments
- Internarional remittance
- Mobile-point-of-sale devices
- Other payment gateway processing

- One-stop shop for businesses
- Peer to peer (P2P)/B2B corporate lending
- Digital leasing solution for small enterprises
- Digital cash management

- Robo-advisory
- Social investing (crowd)
- Crowdfunding
- Investment across regions engine

- Blockchain
- Application programming interface ecosystem
- Payment infrastructure
- Big data base risk assessment
- Anti-money laundering and know your customer
- Articifial intelligence and machine learning investment & credit evaluation
- Cyversecurity
- Data activation & personalization

- Digital asset fund
- Risk management system across regions engine
- Secure ownership

- Mobile trading platform
- Next-generation margin financing
- Next generation collateral management
- All investment analysis

- Telematics
- Social Integration
- IoT and connected Devices
- KYC

Financial Cloud

As of the date of this Annual Report, QR was in the process of finalizing the partnership with Tencent Holdings Ltd. (“Tencent”), a top-ranking Chinese conglomerate. Tencent, with a historic market cap surpassing HKD3 trillion, and QR will work in establishing an innovative Financial Cloud System, through which QR plans to further expand its micro lending operations. Management anticipates that QR’s collaboration with Tencent Cloud will extend beyond a conventional partnership, and that it will be a strategic alignment that underscores QR’s commitment to empowering users. This partnership will form the bedrock of a finance and investment platform that will not only enhance our clients’ financial literacy but also will provide the necessary resources and tools for individuals and businesses to make informed decisions. Management anticipates that QR and Tencent will enter into a white-labelling agreement, pursuant to which Tencent will assume the pivotal role of a technology provider, while QR will spearhead the operational facets of the system as the business operator, thus leveraging Tencent's Infrastructure as a Service (IAAS) Platform: Tencent Cloud. For clarification, the Company has decided not to engage, either directly or through its subsidiaries, in cryptocurrency or any related activities.

Management believes that the financial sector is a linchpin of economic activity, and in the face of technological advancements, it is imperative to be prepared for the future. Tencent Cloud, with its sterling track record, has emerged as the preeminent partner for our foray into the Malaysian financial industry. QR Management believes that the robustness and versatility of Tencent Cloud's offerings position us uniquely to address the evolving needs of the financial landscape. Management believes that the Financial Cloud Ecosystem, operating on a SaaS model, shall ensure secure, efficient, and interconnected financial solutions.

QR faces several risks and challenges in its collaboration with Tencent, primarily centered around network congestion, protocol changes, operational impact, security concerns, regulatory changes, and scalability issues. The high transaction volumes on Tencent's platform pose a risk of network congestion, potentially causing delays and increased transaction fees, necessitating proactive measures to optimize network capacity. Protocol changes implemented by Tencent for security or functionality improvements may create compatibility issues for QR's existing applications and algorithms, requiring a robust communication channel and timely adaptation. Unforeseen issues within Tencent's platform, like outages or glitches, could disrupt QR's operations, emphasizing the need for contingency plans and redundancies. Security concerns arise from shared responsibility, where vulnerabilities in Tencent's platform may impact the integrity of QR's financial transactions, demanding collaborative security measures.

A Comprehensive Financial Cloud Ecosystem:

Management anticipates that QR and Tencent will jointly envisage an encompassing Financial Cloud System, integrating an array of sophisticated financial services and state-of-the-art technology:

1. Big Data Analytics: Through the consolidation of financial data, the collaboration between QR and Tencent Cloud will seek to empower Big Data Analysts. This initiative will be structured to catalyze progress in the financial industry, offering crucial insights that can enhance economies and empower citizens to make well-informed decisions when navigating intricate financial challenges.

2. Micro-loan Platform: A crucial facet of economic empowerment, the Financial Cloud will introduce a micro-loan platform, providing individuals and small businesses with access to credit to seize opportunities and navigate financial challenges.

3. Cloud-Based Financial Services: Expanding beyond core components, QR management anticipates that the Financial Cloud ecosystem will encompasses an array of cloud-based financial services, including insurance, unit trust funds, and trustee services, simplifying and enhancing clients' financial experiences with added convenience and security..

4. Finance and Investment Education Platform: Aligned with QR's mission to empower users, QR management anticipates that the partnership with Tencent Cloud will establishes a finance and investment platform, providing education, resources, and tools to enhance financial literacy, enabling users to make informed decisions. This commitment underscores the transformative initiative's cornerstone, positioning financial literacy as pivotal. QR and Tencent plan to collectively shape a future where knowledge and access to innovative financial solutions empower individuals and businesses, fostering global economic growth and personal prosperity..

To ensure a seamless transition and optimal resource allocation, QR management anticipates that the implementation of services within the Financial Cloud Ecosystem will occur in stages. This strategic approach reflects QR's commitment to delivering world-class financial solutions while upholding operational excellence.

The Significance of Big Data:

It is anticipated that the power of Big Data will be central to the Financial Cloud Ecosystem. With vast amounts of financial data flowing through the system, QR management believes that it is possible to harness this data to gain insights, improve financial decision-making, and enhance the user experience. Big Data analytics drive personalized recommendations, risk assessments, and predictive modeling, enabling QR to better serve the client’s financial needs.

A Global Impact:

QR management believes that the Financial Cloud Ecosystem is not limited by borders, but rather that it is a global solution. The Financial Cloud Ecosystem has the potential to transcend geographical boundaries, contributing to financial inclusion and empowerment worldwide. From enabling entrepreneurs in emerging markets to providing secure financial services to remote areas, QR management anticipates that the impact will reaches far and wide.

Security and Compliance at the Core:

The backbone of Financial Cloud Ecosystem will be the robust security and adherence to regulatory standards. User data and transactions are safeguarded with the utmost care, ensuring trust and reliability.

Reaching the Software as a Service (SaaS) Platform:

QR management anticipates that Tencent, as QR’s technology provider, will operate on a robust SaaS (Software as a Service) model. In this collaborative partnership, QR management anticipates that Tencent will develop and maintain cloud application software within the SaaS framework, ensuring seamless access to innovative financial solutions for QR’s our users. Additionally, under this model, QR management anticipates that Tencent will offer automatic software updates, making the latest financial tools readily available to our customers via the internet. QR management believes that the partnership between QR and Tencent Group will be nothing short of revolutionary in the financial industry. It reflects a shared belief that the fusion of technology, innovation, and a user-centric approach can redefine the way financial services are delivered.

QR management anticipates that the Financial Cloud Ecosystem will go beyond the present, and that its essence lies in influencing the future of the financial industry. QR management believes that the Financial Cloud Ecosystem will revolve around empowering individuals and businesses with knowledge and access to cutting-edge financial solutions, ultimately fostering global economic growth and personal prosperity.

Competition

The Major Industry Competitors in Southeast Asia

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

Employees

As of the date of this Annual Report, we employed a total of 16 full-time and no part-time employees. In general, we maintain a good working relationship with our employees and we have not experienced any material labor disputes. We value our employees and insurance agents the most and are constantly encouraging innovation, efficiency, and teamwork at the Company.

Description Of Properties

The Company’s principal executive offices are located at 55-6, The Boulevard Office, Lingkaran Syed Putra, Mid Valley City, 59200, Kuala Lumpur, Malaysia. We signed a total of four written leases, which included one lease for the Company’s headquarters and three leases for its subsidiaries. On April 22, 2021, the Company and the JKC Resources Sdn. Bhd. signed the lease contract for its headquarter office spaces of consist of 2,000 square feet of office space. The initial term of the lease for our headquarters was from July 1, 2018 to June 30, 2023, with an extension to

June 30, 2024. The address of each of the subsidiaries, except for the Hong Kong subsidiaries, is C/O the Company at the address listed above.

Legal Proceedings

From time to time, we are involved in litigation or other legal proceedings incidental to our business. We are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

Regulations Related to our Business Operations Hong Kong

Regulation of limited liability companies in Hong Kong

All private company limited by shares have to be duly incorporated and registered under the Companies Ordinance (Chapter 622 of the Laws of Hong Kong). After successful incorporation, the company must comply with the various provisions in the Companies Ordinance. These obligations include the timely disclosure and reporting of specified information about the company, its officers and shareholders, etc. and any changes in such information to the Registrar of Companies so that members of the public can have ready access to the latest information of the company kept by the Registrar of Companies.

Regulation of the securities and futures market in Hong Kong

The Securities and Futures Ordinance (the “SFO”) (Chapter 571 of the Laws of Hong Kong) is the primary legislation regulating the securities and futures industry in Hong Kong, including the regulation of securities, futures, leveraged foreign exchange and derivative markets as well as credit ratings, intermediaries and their conduct of regulated activities and the offering of investments to the public in Hong Kong.

The Securities and Futures Commission (the “SFC”) is an independent statutory body set up in May 1989, the power of which is derived from the SFO and other subsidiary rules and regulations. The SFC administers the SFO and is responsible for regulating the securities and futures market in Hong Kong. The SFC strives to strengthen and safeguard the integrity and soundness of Hong Kong’s securities and futures markets for the benefit of investors and the industry.

The regulatory objectives of the SFC as set out in the SFO are:

•to maintain and promote the fairness, efficiency, competitiveness, transparency and orderliness of the securities and futures industry;

•to promote understanding by the public of financial services including the operation and functioning of the securities and futures industry;

•to provide protection for members of the public investing in or holding financial products;

•to minimize crime and misconduct in the securities and futures industry;

•to reduce systemic risks in the securities and futures industry; and

•to assist the Financial Secretary of Hong Kong in maintaining the financial stability of Hong Kong by taking appropriate steps in relation to the securities and futures industry.

Parties and products regulated by the SFC include, but are not limited to, licensed corporations and individuals carrying on Type 1 to Type 10 regulated activities under the SFO, investment products offered to the public, listed companies, the Stock Exchange of Hong Kong Limited (the “Stock Exchange”), approved share registrars and all participants in trading activities.

Securities and Futures Ordinance

The SFC operates a system of authorizing corporations and individuals (through licenses) to act as financial intermediaries.

Under the SFO, a person who:

(a)carries on a business in a regulated activity; or

(b)holds itself out as carrying on a business in a regulated activity,

must be licensed under the relevant provisions of the SFO to carry on that regulated activity, unless one of the exceptions under the SFO applies.

Furthermore, under the SFO, only a company incorporated in Hong Kong or an overseas company registered under Part 16 of the Companies Ordinance as a non-Hong Kong company can be licensed to carry out a regulated activity.

Further, if a person actively markets (whether in Hong Kong or from a place outside Hong Kong) to the public in Hong Kong any services it provides and such services, if provided in Hong Kong, would constitute a regulated activity, then that person will also be subject to the licensing requirements under the SFO.

In addition to the licensing requirements on corporations, any individual who:

(a)performs any regulated function in relation to a regulated activity carried on as a business; or

(b)holds himself or herself out as performing such regulated function, must separately be licensed under the SFO as a licensed representative accredited to his or her principal.

Through licensing, the SFC regulates the financial intermediaries of licensed corporations and individuals that are carrying out the following regulated activities:

Type 1: Dealing in securities

Type 2: Dealing in futures contracts

Type 3: Leveraged foreign exchange trading

Type 4: Advising on securities

Type 5: Advising on futures contracts

Type 6: Advising on corporate finance

Type 7: Providing automated trading services

Type 8: Securities margin financing

Type 9: Asset management

Type 10: Providing credit rating services

The SFO provides a single licensing regime where a person needs only one license to carry on different types of regulated activities.

According to the above, QTBS would require Type 4 license for carrying out its corporate advisory services in Hong Kong and QFL would require Type 1, Type 4 and Type 9 license for its subsidiaries carrying out the investment banking, digital banking, private banking, and asset management services businesses in Hong Kong.

For licensed corporations regulated by the SFO, they are required to comply with the requirements such as hiring responsible officers to supervise the regulated activities, maintain at all times paid-up share capital and liquid capital not less than the specified amounts, and comply with all applicable provisions of the SFO and its subsidiary rules and regulations as well as the codes and guidelines issued by the SFC.

Implementation of anti-money laundering and terrorist financing policies and procedures

Money laundering covers a wide range of activities and processes intended to alter the identity of the source of criminal proceeds in a manner which disguises their illegal origin. Terrorist financing is a term which includes the financing of terrorist acts, and of terrorists and terrorist organizations. It extends to any property, including any funds, whether from a legitimate or illegitimate source.

Corporations are required to comply with applicable anti-money laundering laws and regulations in Hong Kong. The four main pieces of legislation that apply to licensed corporations in Hong Kong that are concerned with anti-money laundering and counterterrorist financing (“AML/CTF”) are the AMLO, the Drug Trafficking (Recovery of Proceeds) Ordinance (Chapter 405 of the Laws of Hong Kong) (“DTROP”), the Organised and Serious Crimes

Ordinance (Chapter 455 of the Laws of Hong Kong) (“OSCO”) and the United Nations (Anti-Terrorism Measures) Ordinance (Chapter 575 of the Laws of Hong Kong). (“UNATMO”).

The AML/CTF regime for financial institutions comprises two tiers of regulation: (a) legislation, being the AMLO; and (b) supplementary guidance issued by each respective financial institutions’ regulator, which includes guidelines that apply to all types of financial institutions (as defined in the AMLO) and sector-specific guidelines. The SFC has published the Guideline on Anti-Money Laundering and Counter-Terrorist Financing which applies to licensed corporations for this purpose (“SFC Guidelines”).

Broadly speaking, the AMLO and the SFC Guidelines require licensed corporations to, among other things, adopt and enforce set of due diligence measures to their direct “customers”, each customer’s ultimate “beneficial owners” and any persons who purport to act on behalf of the customer. It also imposes ongoing monitoring and record keeping requirements on licensed corporations. The SFC Guidelines also provides sector-specific guidance for AML/CTF requirements under DTROP, OSCO and UNATMO such as, staff of licensed corporations who knows, suspects or has reasonable grounds to believe that a customer might have engaged in money laundering or terrorist financing activities must immediately report to the Money Laundering Report Officer of its organization which, in turn, will report to the Joint Financial Intelligence Unit (“JFIU”) if necessary.

DTROP

The DTROP provides for the tracing, freezing and confiscation of the proceeds of drug trafficking and creates a criminal offence in relation to dealing with such proceeds. Where a person knows or suspects that any property is the proceeds of drug trafficking, the person shall disclose to a police officer, a member of the Customs and Excise Service, a member of the Immigration Service, or an officer of the Independent Commission Against Corruption (an “Authorised Officer”) the information or other matter on which the knowledge or suspicion is based, as soon as is practicable after that information or other matter comes to the person’s attention. It is an offence to fail to disclose to an Authorised Officer such information. It is also an offence for any person knowing or suspecting such a disclosure has been made to disclose any matter to another person which is likely to prejudice any investigation. This is commonly referred to as “tipping off”.

OSCO

The OSCO extends the dealing offence under DTROP to cover the proceeds of indictable offences. It also creates a similar offence in relation to failing to disclose knowledge or suspicion of the proceeds of an indictable offence and tipping off.

UNATMO

The UNATMO implements the mandatory elements of the United Nations Security Council resolutions aimed at combating international terrorism on various fronts. The UNATMO relates to “Terrorist Property”, which refers to property of a terrorist or terrorist associate, or any other property that is intended to be used to finance or otherwise assist the commission of a terrorist act; or was used to finance or otherwise assist the commission of a terrorist act.

The UNATMO prohibits a person from providing any property knowing that the property will be used, in whole or in part, to commit one or more terrorist acts. It also prohibits a person from making any property or financial services available to or for the benefit of a person knowing that, or being reckless as to whether, the person is a terrorist or terrorist associate, except under the authority of a license granted by the Secretary for Security of Hong Kong.

The UNATMO regulates the disclosure of knowledge or suspicion that property is Terrorist Property, similar to the requirements of DTROP and OSCO. It also creates a similar tipping off offence.

Hong Kong Exchanges and Clearing Limited (the “HKEx”)

Apart from the SFC, the HKEx also plays a leading role in regulating companies which seek admission to the Hong Kong markets and supervising those companies once they are listed.

The HKEx is a recognized exchange controller under the SFO. It owns and operates the only stock and futures exchanges in Hong Kong, namely the Stock Exchange and The Hong Kong Futures Exchange Limited and their related clearing houses. The duty of HKEx is to ensure orderly and fair markets and that the risks are prudently managed, being consistent with the public interest, particularly the interests of the investing public.

As the operator and frontline regulator of the central securities and derivatives marketplace in Hong Kong, the HKEx regulates listed issuers; administers listing, trading and clearing rules; and provides services, primarily at the wholesale level, to participants and users of the exchanges and clearing houses, including issuers and intermediaries - such as investment banks or sponsors, securities and derivatives brokers, custodian banks and information vendors - who service the investors directly. These services comprise of trading, clearing and settlement, depository and nominee services, and information services.

Regulations Related to our Business Operations Malaysia

Labuan Investment Banking

BNM, or Bank Negara Malaysia, is the authority responsible for various important functions in Malaysia's financial sector. These responsibilities include acting as the financial adviser, banker, and financial agent of the Malaysian government. BNM also regulates the banking and financial services industry to ensure the stability of the country's financial system. Another crucial role of BNM is to ensure the prudent conduct of monetary policy and manage domestic liquidity and exchange rates.

In Malaysia, there is a dual banking system consisting of conventional and Islamic banking. BNM acts as the key regulator for most, if not all, financial institutions in the country. They have the power to issue general guidelines to all financial institutions and specific directions to individual entities in order to maintain the stability of the financial system.

Islamic finance has developed into a comprehensive and sophisticated marketplace in Malaysia, characterized by a robust regulatory framework, a deep primary market, and an active secondary sukuk market. To further promote Islamic finance, Malaysia established the Malaysia International Islamic Financial Centre, offering a wide range of Islamic financial products and services.

To develop Labuan as an international center for business and financial services, the Labuan Financial Services Authority (Labuan FSA) was established. It is responsible for the development and administration of the Labuan International Business and Financial Centre (Labuan IBFC). Banks operating in Labuan IBFC are subject to the Labuan Financial Services and Securities Act 2010 (LFSSA) and the Labuan Islamic Financial Services and Securities Act 2010 (LIFSSA).

The rest of the banks in Malaysia are governed by the Financial Services Act 2013 (FSA) and the Islamic Financial Services Act 2013 (IFSA). Under these acts, BNM has the authority to issue guidelines, standards, and notices on various matters related to banks and the banking and financial services industry. These include prudential limits, liquidity frameworks, financial reporting, and credit risk management.

BNM recently issued a policy document called the Code of Conduct for Malaysia Wholesale Financial Markets. This document sets out principles and standards to be observed by market participants in the wholesale financial markets, including the money market, foreign exchange market, and over-the-counter derivatives market. The Code covers areas such as eligibility requirements for dealers and brokers, prohibited conduct, best market practices, handling of confidential information, and internal risk management controls.

In response to the 2008 global financial crisis, Malaysia enacted the Financial Services Act 2013 (FSA) and the Islamic Financial Services Act 2013 (IFSA) to enhance financial sector regulation and supervision. While Malaysia does not currently have a formal recovery and resolution framework, BNM and the Malaysia Deposit Insurance Corporation (PIDM) have powers to intervene and undertake recovery and resolution measures. PIDM provides protection to bank deposits and insurance and takaful benefits in the event of a licensed member bank's failure.

BNM also has the responsibility to safeguard the balance of payments position and the value of Malaysia's currency. The Foreign Exchange Administration Notices issued by BNM specify restrictions on certain international and domestic transactions, such as borrowing or lending of foreign currency and ringgit transactions between non-residents or between a resident and a non-resident.

Banks in Malaysia are required to comply with the Anti-Money Laundering, Anti-Terrorism Financing and Proceeds of Unlawful Activities Act 2001 (AMLA). This law makes money laundering and terrorism financing offenses and stipulates measures for their prevention. Reporting institutions, including banks, must take measures to prevent their institutions from being used for money laundering and terrorism financing activities.

E-Wallet

In Malaysia, e-wallet operations are regulated by Bank Negara Malaysia (BNM), the central bank of Malaysia. BNM has issued guidelines and regulations to govern e-wallet providers and ensure the safety and integrity of e-wallet services. Here are some key regulations related to e-wallet operations in Malaysia:

Licensing: E-wallet providers must obtain a license from BNM to operate in Malaysia. The license is issued under the Financial Services Act 2013 (FSA) or the Islamic Financial Services Act 2013 (IFSA), depending on whether the e-wallet service is conventional or Islamic. The licensing requirements include criteria related to capital, governance, risk management, consumer protection, and compliance with anti-money laundering and counter-terrorism financing regulations.

Capital Requirements: E-wallet providers are required to meet minimum capital requirements specified by BNM. The specific capital requirements may vary depending on the type and scale of the e-wallet operations.

Customer Due Diligence (CDD): E-wallet providers must implement robust customer due diligence procedures to verify the identity of their users. This is to prevent money laundering, fraud, and other illicit activities. The CDD requirements include obtaining and verifying customer information, conducting risk assessments, and monitoring transactions for suspicious activities.

Transaction Limits: BNM has set transaction limits for e-wallet accounts to mitigate risks and protect consumers. The limits may vary based on factors such as customer identification, account authentication, and transaction types. E-wallet providers must ensure compliance with these transaction limits.

Security and Risk Management: E-wallet providers are required to implement appropriate security measures and risk management frameworks to safeguard customer funds and data. This includes employing encryption, authentication protocols, and other security technologies to protect against unauthorized access, fraud, and data breaches.

Consumer Protection: E-wallet providers must have mechanisms in place to address customer complaints and disputes. They are also required to provide clear and transparent information to customers regarding fees, terms, and conditions, and any risks associated with e-wallet usage.

Anti-Money Laundering and Counter-Terrorism Financing (AML/CTF): E-wallet providers need to adhere to AML/CTF regulations to prevent their platforms from being misused for illicit activities. This involves implementing policies, procedures, and systems to detect and report suspicious transactions to the relevant authorities.

Interoperability: In an effort to promote interoperability among e-wallet providers, BNM has introduced guidelines to ensure seamless fund transfers between different e-wallet systems. This initiative aims to enhance convenience for users and encourage competition and innovation in the e-wallet industry.

E-Money Issuance: E-wallet providers in Malaysia are considered issuers of electronic money (e-money). As such, they must comply with the regulations governing e-money issuance, including maintaining the necessary reserves, ensuring the fungibility of e-money, and establishing proper redemption mechanisms.

Agent Networks: E-wallet providers often rely on agent networks to facilitate cash-in and cash-out transactions. BNM has established guidelines for managing agent networks, including requirements for due diligence, training, and monitoring of agents to ensure compliance with regulations and mitigate the risks associated with agent-based transactions.

Data Protection and Privacy: E-wallet providers are required to adhere to data protection and privacy laws in Malaysia. They must implement measures to safeguard customer data and ensure that the collection, storage, processing, and sharing of personal information comply with applicable laws and regulations.

Financial Consumer Protection: BNM places a strong emphasis on protecting the interests of financial consumers. E-wallet providers are expected to have clear and transparent terms and conditions, provide accurate and timely information to users, and handle customer complaints and disputes effectively. BNM periodically issues guidelines and directives to enhance consumer protection in the e-wallet sector.

Regulatory Sandbox: BNM has introduced a regulatory sandbox framework to facilitate innovation in the financial industry, including e-wallet services. This allows eligible e-wallet providers to test their innovative products and services in a controlled environment with regulatory support and oversight.

Ongoing Supervision and Reporting: E-wallet providers are subject to ongoing supervision by BNM. They are required to submit periodic reports and financial statements to demonstrate compliance with regulatory requirements. BNM conducts regular assessments and audits to ensure that e-wallet providers maintain the necessary standards and safeguards.

Consumer Protection: E-wallet providers must have mechanisms in place to address customer complaints and disputes. They are also required to provide clear and transparent information to customers regarding fees, terms, and conditions, and any risks associated with e-wallet usage.

Anti-Money Laundering and Counter-Terrorism Financing (AML/CTF): E-wallet providers need to adhere to AML/CTF regulations to prevent their platforms from being misused for illicit activities. This involves implementing policies, procedures, and systems to detect and report suspicious transactions to the relevant authorities.

The Material Regulations and Regulatory Entities that Govern the Digital Banking Activities

BNM issued the Policy Document on the Licensing Framework for Digital Banks in December 2020, marking the beginning of digital banking in Malaysia. According to BNM, digital banks must comply with the requirements under the Financial Services Act 2013 or Islamic Financial Services Act 2013, including standards on anti-money laundering and terrorism financing.

AML Challenges in Digital Banking

Digital banking faces several AML challenges due to the increased risk of financial crime and evolving cybercrime techniques. These challenges include:

1. Increased risk of money laundering and terrorist financing:

  The growth of digital payments and banking services has elevated the risk of financial crimes, such as money laundering and terrorist financing. Criminals may exploit digital channels to launder illicit funds or finance terrorist activities. Financial institutions must be vigilant in detecting and preventing these activities to protect their customers and maintain the financial system's integrity. Robust AML/CFT frameworks and risk mitigants are essential to prevent the illicit exploitation of access to their services.

2. Evolving cybercrime techniques:

  As digital banking becomes more popular, financial institutions face escalating threats due to technological developments in cybercrime. Cybercriminals constantly adapt their techniques to exploit vulnerabilities in digital banking systems, making it crucial for financial institutions to stay ahead of these threats and invest in advanced cybersecurity measures. Common tactics include phishing, malware attacks, and social engineering, all of which can be used to gain unauthorized access to customer accounts or manipulate transactions. Cybercrime and money laundering are correlated, as the former can be a predicate offence.

3. Expanding volumes of data:

  Financial institutions face challenges in handling the volume and breadth of data associated with AML compliance. Harnessing the value of this data is crucial for identifying and mitigating risks, requiring the adoption of advanced technologies and analytics.

4. Balancing customer experience with compliance:

  Striking the right balance between providing a seamless customer experience and maintaining robust AML/CFT controls is a key challenge in digital banking. While customers expect fast, convenient, and secure access to their accounts and services, financial institutions must also ensure they meet regulatory requirements and mitigate risks associated with money laundering and terrorist financing. To achieve this balance, financial institutions should consider adopting innovative technologies and solutions that enhance their AML/CFT capabilities without compromising the customer experience. This may include using artificial intelligence, machine learning, and data analytics to identify suspicious activities and patterns more effectively and efficiently. By staying proactive in addressing AML/CFT challenges, digital banks can maintain customer trust and contribute to a safer financial ecosystem.

Aligning with Malaysia's AML Regulations and International Standards

1.Adhering to BNM's guidelines:

 BNM is the central authority responsible for issuing AML/CFT regulations in the country. Digital banks must strictly adhere to these guidelines to maintain their license and operate legally. This includes implementing robust AML/CFT frameworks, customer due diligence measures, risk assessments, and ongoing transaction monitoring. By complying with BNM's guidelines, digital banks can contribute to Malaysia's financial system's overall stability and integrity while protecting themselves from legal and reputational risks.

2.Complying with FATF recommendations:

 The Financial Action Task Force (FATF) is an international organization that sets global standards for combating money laundering, terrorist financing, and other related threats. Digital banks in Malaysia must comply with the FATF's 40 Recommendations, which provide a comprehensive and consistent framework for AML/CFT compliance. By aligning with these recommendations, digital banks can demonstrate their commitment to international best practices, enhancing their credibility and reputation among customers, regulators, and other stakeholders.

3.Supporting global initiatives for AML/CFT:

 In addition to complying with local and international regulations, digital banks should actively support and participate in global initiatives to combat money laundering and terrorist financing. This may involve collaborating with other financial institutions, regulators, law enforcement agencies, and international organizations to share information, develop best practices, and coordinate efforts to tackle financial crime. By contributing to global AML/CFT initiatives, digital banks can play a vital role in strengthening the resilience of the global financial system and fostering a safer, more transparent environment for digital banking customers.

4.Guidelines on Electronic Know Your Customer (e-KYC):

BNM has issued guidelines on Electronic Know Your Customer (e-KYC) to facilitate customer onboarding and verification processes for digital financial services.

5.Payment Services Act 2019 (PSA):

The PSA regulates payment systems and payment service providers in Malaysia. It provides a framework for licensing and supervising various payment services, including electronic money and digital payment services.

6.Personal Data Protection Act 2010 (PDPA):

The PDPA governs the processing of personal data by businesses, including digital banks. Compliance with data protection regulations is crucial in the digital banking sector.

7.National Cyber Security Policy (NCSP):

The government's National Cyber Security Policy aims to strengthen the country's cybersecurity framework. Digital banks are expected to adhere to cybersecurity best practices to protect customer data and maintain the integrity of financial systems.

Intellectual Property

Presently, we do not possess any intellectual property; however, we recognize its future significance as a pivotal component of our business strategy. While our previous trademark application in Intellectual Property Corporation of Malaysia faced rejection, we are actively pursuing an appeal. Underscoring the critical role of intellectual property in our business strategy and operations, we align with industry standards to protect our proprietary products, technology, and competitive advantages through a robust framework. This encompasses the utilization of contractual provisions, safeguarding trade secrets, and compliance with patents, copyright, and trademark laws in Malaysia, Hong Kong, and other key jurisdictions where we operate. This commitment ensures the resilience and competitiveness of our business in the global marketplace, positioning us for sustained growth and success.

License

QR has entered into a white-label partnership with MPay, wherein MPay provides the technology and licenses for payment solutions, while QR acts as a payment system enabler, offering payment infrastructure and card processing services for card payment scheme owners.

ITEM 1A.   RISK FACTORS

The Company is exempt from furnishing the information mandated by this item due to its classification as a smaller reporting entity.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to Smaller Reporting Companies.

ITEM 1C. CYBERSECURITY

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our designated team of IT professionals that reports to our Board of Directors, to manage the risk assessment and mitigation process. The IT team is tasked with monitoring system performance, identifying potential cybersecurity vulnerabilities, and implementing timely mitigation strategies.

Additionally, we work closely with the Chief Technology Officer of our subsidiary QR to oversee all aspects of cybersecurity risk management for the QRPay system.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the information technology team at the direction of our Board of Directors. Our executive team including our Chief Executive Officer, and Chief Financial Officer are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. This executive team is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer, and Chief Financial Officer. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents including significant breaches to the Company’s networks or systems. The audit committee receives regular reports from the information technology team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2.  PROPERTIES.

The Company’s principal executive offices are located at 55-6, The Boulevard Office, Lingkaran Syed Putra, Mid Valley City, 59200, Kuala Lumpur, Malaysia. We signed a total of four written leases, which included one lease for the Company’s headquarters and three leases for its subsidiaries. On April 22, 2021, the Company and the JKC Resources Sdn. Bhd. signed the lease contract for its headquarter office spaces of consist of 2,000 square feet of office space. The initial term of the lease for our headquarters was from July 1, 2018 to June 30, 2023, with an extension to June 30, 2024. The address of each of the subsidiaries, except for the Hong Kong subsidiaries, is C/O the Company at the address listed above.

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

Shareholders

As of April 3, 2024, the Company had 19 shareholders of record.

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

On December 27, the Company entered into stock subscription agreements with two individual investors pursuant to which the Company issued a total of 10,000 shares of common stock, $9.00 per share, for total consideration of $90,000.

On February 27, 2024, the Company entered into a stock subscription agreement with an individual investor pursuant to which the Company issued a total of 20,000 shares of common stock, $9.00 per share, for total consideration of $180,000.

The issuances and sales of the shares to the shareholders in the transactions listed above were made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, based on the following factors: (i) the number of offerees or purchasers, as applicable; (ii) the absence of general solicitation; (iii) investment representations obtained from the investors; (iv) the provision of appropriate disclosure; and (v) the placement of restrictive legends on the certificates reflecting the securities.

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

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of 2023, there were no purchases of the Company’s equity securities by the Company or affiliated purchasers.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto included elsewhere in this Annual Report. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions including those set forth under the heading "Risk Factors" and elsewhere in this Annual Report. Our actual results and the timing of selected events discussed below could differ materially from those expressed in, or implied by, these forward-looking statements.

The following discussion highlights the results of operations of the Company and subsidiaries and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s audited financial statements contained in this Current Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

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

The audited financial statements for our fiscal years ended December 31, 2023 and 2022, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Corporate History and Organization

QMIS TBS Capital Group Corp. (“we”, “our,” “us,” “the Company,” or “QMIS USA”) was incorporated in the state of Delaware on November 21, 2019, under the name TBS Capital Management Group Corp. The name was changed to QMIS TBS Capital Group Corp. on February 10, 2020.

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

On August 3, 2023, QIB and Dr. Chin incorporated a company, QMIS Micropay Berhad, in Kuala Lumpur, Malaysia. QIB and Dr. Chin own 60% and 40% of the ownership equity interests of QMIS Micropay Berhad, respectively. QMIS Micropay Berhad plans to carry on the business of electronic payments and transactions but had not engaged in any business operation as of the date of this Annual Report.

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

For the purposes of this Annual Report, QMIS TBS Capital Group Corp, QSC, QFL, QTBS, QR, QIB, QGE, QBT, QWT and QCV will be referred to as the “Company.”

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

The principal activity of QTBS is the provision of corporate advisory services which includes incubating FinTech and high growth companies. QTBS focuses on the small to middle market companies in China, Malaysia and Southeast Asia. It has an extensive international, national and local network of consultants, business advisors and directors to assist clients with business incubators: raising capital, private equity, due diligence, business valuation, merger and acquisition, accounting and market research services.

QTBS provides a wide range of corporate advisory services to its clients as follows:

•Management and Strategy Consulting;

•Corporate Advisory;

•Market Research and Survey; and

•Business Incubation.

QMIS Finance Limited (“QFL”)

QFL is an Investment Holding Company and had two subsidiaries as of December 31, 2023:

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

As of the date of this Annual Report, QFL, QTBS and QSC were working together to provide consultant services, while QR was engaged in the business of electronic payment solution. The other companies, QCV, QWT, QBT and QGE were not engaged in business as of the date of this Annual Report.

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

Research Methodology, Data Analysis, and Interpretation

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

As of the date of this Annual Report, QR did not hold an e-money issuer (EMI) license, but instead uses the license held by ManagePay Services Sdn. Bhd. (“MPay”). QR operates as a white-label partner of MPay, utilizing MPay’s EMI license, which is regulated by BNM. This partnership enables QR to provide e-wallet services to its customers under its own brand, while ensuring compliance with applicable regulations through MPay’s license.

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

Other General Market Conditions Affecting the Performance of the Company

LFSA-licensed investment banks operate in a highly competitive and regulated financial services market. The results of these banks are impacted by a variety of factors, including economic conditions, competition, regulatory environment and technology advancements.

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

Financial Overview

For the twelve months ended December 31, 2023 and 2022, we generated revenues of $2,487,531 and $1,261,771, respectively, and reported net losses of $1,027,158 and $2,248,932 respectively, with cash inflow from operating activities of $108,195 compared to cash used in operating activities of $1,707,595, respectively. As noted in our audited consolidated financial statements, as of December 31, 2023, we had an accumulated deficit of $4,043,012.

Results of Operations for the Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022.

The following table summarizes the results of our operations during the years ended December 31, 2023 and 2022, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such years:

	For the Twelve Months Ended December 31,
	2023		2022		Variance
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

REVENUE	$2,487,531	100%	$1,261,771	100%	$1,225,760	97%
COST OF REVENUES	1,136,502	46%	1,604,013	127%	(467,511)	-29%
GROSS PROFIT	1,351,029	54%	(342,242)	-27%	1,693,271	495%

Operating expenses:
General Administrative Expenses	1,629,981	66%	1,653,468	131%	(23,487)	-1%
Total operating expenses	1,629,981	66%	1,653,468	131%	(23,487)	-1%

Income (Loss) from Operation	(278,952)	-11%	(1,995,710)	-158%	1,716,758	-86%

Total Other Income (Expense)	(253)	0%	(3,581)	0%	3,328	-93%

Loss before Provision of Income Tax	(279,205)	-11%	(1,999,291)	-158%	1,720,086	-86%

Provision for income tax	747,953	30%	249,641	20%	498,312	200%

Net Income (Loss)	$(1,027,158)	-41%	$(2,248,932)	-178%	$1,221,774	-54%
Less: Income attributable to non-controlling interests	2,618	0%	(22,647)	-2%	25,265	-112%
Net Income (Loss) attributable to QMIS TBS Capital Group Corp.	(1,029,776)	-41%	(2,226,285)	-176%	1,196,509	-54%

This reduction in net loss by $1,221,774, or 54.3%, is attributed to a combination of increased revenue and decreased cost of revenue. Specifically, our revenue saw a substantial increase of $1,225,760, or 97.1%, from $1,261,771 in 2022 to $2,487,531 in 2023.

Revenues

Our different revenue sources for the years ended December 31, 2023 and 2022, were as follows:

	For the Twelve Months Ended December 31,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%
Consultant Services	$2,395,944	96%	$1,154,912	92%	$1,241,032	107%
Software-development & maintenance-related parties	84,692	3%	106,859	8%	(22,167)	-21%
Software-development & maintenance	6,895	0%	-	0%	6,895	100%
Total Revenue	$2,487,531	100%	$1,261,771	100%	$1,225,760	97%

During the fiscal year ended December 31, 2023, the Company’s total revenues increased by $1,225,760, or 97%, to $2,487,531, compared to $1,261,771 in the prior year. This growth is primarily due to a significant increase in our consultant services, which constitute the bulk of our revenue.

Consultant services: In the twelve months ended December 31, 2023, revenue from consultant services amounted to $2,395,944, accounting for 96% of our total revenue. This represents an increase from $1,154,912 in 2022, accounting for 92% of that year’s total revenue. The significant surge of $1,241,032 or a 108% increase in revenue in 2023 was primarily driven by increased demand for our consultancy activities, indicating a recovery in our consultancy activities.

Software Development & Maintenance (Related Parties): Revenue from software development and maintenance services provided to related parties decreased by 20.7% to $84,692, primarily due to the decrease in sale of software development services. In the previous year, this segment had contributed $106,859, which was 8.5% of the total revenue.

Software Development & Maintenance: A new addition to our revenue streams was the introduction of software development and maintenance services, generating $6,895, which is 0.3% of our total revenue.

Cost of Sales

The following table sets forth the breakdown of our total cost of sales for the years ended December 31, 2023 and 2022:

	For the Twelve Months Ended December 31,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%
Cost of Consultant Services	$1,101,857	97%	$1,529,693	95%	$(427,836)	-28%
Cost of Software development	34,645	3%	74,320	5%	(39,675)	-53%
Total Cost of Revenue	$1,136,502	100%	$1,604,013	100%	$(467,511)	-29%

During the twelve months ended December 31, 2023, our total cost of revenue was notably reduced by $467,511, representing a 29% decrease to $1,136,502 from $1,604,013 in 2022. This significant reduction in costs has been a critical factor in improving our gross profit margin.

The cost associated with consultant services amounted to $1,101,857, accounting for 97% of the total cost of revenue in 2023. In comparison, for the corresponding period in 2022, the cost of consultant services was $1,529,693, representing 95% of the total cost of sales. The decreased costs of $427,836 was primarily due to the decrease in outside consulting services fees.

The cost of providing software development and maintenance services to related parties also saw a decrease of 53.4%, with costs amounting to $34,645, down from $74,320 in the prior year, in light of the decrease in sale.

Gross Profit

The following table sets forth the breakdown of our total gross profit for the years ended December 31, 2023 and 2022:

	For the Twelve Months Ended December 31,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%
Consultant Services	$1,294,087	96%	$(374,781)	110%	$1,668,868	445%
Software-development & Maintenance	56,942	4%	32,539	-10%	24,403	75%
Total Gross Profit	$1,351,029	100%	$(342,242)	100%	$1,693,271	495%

Our gross profit increased by $1,693,271 or an increase of 495% to $1,351,029 in the twelve months ended December 31, 2023, from a net deficit of $342,242 in the twelve months ended December 31, 2022, primarily due to the increases of $1,668,868 in gross profit from consultant services, as a result of recovery of our consultancy activities.

Operating Expenses

The following table sets forth the breakdown of our total operating expenses for the years ended December 31, 2023 and 2022:

		For the Twelve Months Ended December 31,
		2023			2022			Variance
		Amount	%		Amount	%		Amount	%
General Administrative Expenses	$			$			$
Payroll and Employee Benefits		45,987	3%		29,982	2%		16,005	53%
Depreciation Expenses		2,990	0%		4,606	0%		(1,616)	-35%
Office Expenses		74,849	5%		72,657	4%		2,192	3%
Rental Expenses		37,819	2%		38,638	2%		(819)	-2%
Due and Subscription		39,157	2%		34,579	2%		4,578	13%
Taxes Expenses		1,394	0%		77,452	5%		(76,058)	-98%
Professional Fees		606,505	37%		223,518	14%		382,987	171%
Consultation Fees		23,520	1%		137,000	8%		(113,480)	-83%
Travel & Lodging		107,639	7%		-	0%		107,639	100%
Management Fees		-	0%		45,000	3%		(45,000)	-100%
Management-Related Party		675,679	41%		990,036	60%		(314,357)	-32%
Advisory Fee-Related Party		14,442	1%		-	0%		14,442	100%
Total Operating Expenses		$1,629,981	100%		$1,653,468	100%		$(23,487)	-1%

General and Administrative Expenses

Our general and administrative expenses primarily consist of professional fees, office expenses, employee salaries and welfare, rental expenses, travel and lodging, and management fees.

The total general and administrative expenses for the twelve months ended December 31, 2023, amounted to $1,629,981, which represents a marginal decrease of $23,487 or 1% compared to the $1,653,468 incurred in the twelve months ended December 31, 2022.

(i)Management Fees-Related Party: We reduced these expenses by 31.8%, bringing the amount down to $675,679, as we needed less business advice and administrative services from the related party in for the twelve months ended December 31, 2023.

(ii)Consultant Fees: A notable decrease in consultant fees by 82.8%, which is attributed to the one-time costs associated with the establishment and development of QIB.

(iii)Management fees paid to a former subsidiary then to-be-acquired reduced by $45,000 as we terminated the acquisition in November 2022.

(iv)Offset by increase of Professional fees by $382,987 or 171%. The significant increase in professional fees is mainly attributable to our effort to become publicly traded on a national exchange, involving legal and financial advisory services.

As a percentage of revenues, general and administrative expenses were 66% and 131% of our revenues for the twelve months ended December 31, 2023 and 2022, respectively.

Other Income (Expenses), Net

The following table sets forth the breakdown of our total other income (expenses) for the years ended December 31, 2023 and 2022:

	For the Twelve Months Ended December 31,
	2023		2022		Variance
	Amount	%	Amount	%	Amount	%

Interest Income	$642	-254%	$102	-3%	$540	529%
Gain (Loss) on Foreign Currency Transaction	(895)	354%	6,317	-176%	(7,212)	-114%
Other Income (Loss)	-	0%	(10,000)	279%	10,000	-100%
Total Other Income (Expenses)	$(253)	100%	$(3,581)	100%	$3,328	-93%

Our other income (expenses) primarily consists of interest income generated from bank deposits and gains and losses on foreign currency transactions. Net interest income increased by $540 to $642 during the twelve months ended December 31, 2023. Additionally, during the same period, we experienced a reversal in foreign currency transactions, incurring a net loss of $895, compared to the net gain of $6,317 we recorded in 2022, underscoring the volatility of currency exchange rates. Total other income for the period decreased by 100% to $0, compared to $10,000 in the previous year.

Income Tax Expense

Our income tax expense was $747,953 in the twelve months ended December 31, 2023, compared to $249,641 in the same period of 2022, representing increased by $498,312 or 200%. This change is mainly attributable to the interest, surcharge and provision of 2023 that QTBS recorded as income tax expenses for the year ended December 31, 2023, following a notice from the local tax authority.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $1,027,158 for the year ended December 31, 2023, representing a substantial decrease of $1,221,774, or 54%, compared to the net loss of $2,248,932 reported for the year ended December 31, 2022.

Net Loss Attributable to Non-controlling Interest

As referenced in the discussion of our company structure, we have non-controlling interest in our equity, meaning the portion of the equity in the subsidiaries of the Company not attributable, directly or indirectly to the Company. Accordingly, we recorded net income attributable to non-controlling interest increased by $25,265 or 112% from a net loss attributable to non-controlling interest of $22,647 in the fiscal year 2022 to a net income attributable to non-controlling interest of $2,618 in the fiscal year 2023.

Net income (loss) attributable to QMIS TBS Capital Group Corp.

As a result of the foregoing, we reported a net loss attributable to QMIS TBS Capital Group Corp. of $1,029,776 for the fiscal year ended December 31, 2023, representing a $1,196,509 or 54% decrease from a net loss of $2,226,285 for the fiscal year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had $1,121,580 in cash as compared to $187,437 as of December 31, 2022. We also had $167,344 in project advance primarily for a digital platform and $48,337 in prepaid expenses as of December 31, 2023.

As of December 31, 2023, our working capital deficit was $2,095,110. In assessing our liquidity, management monitors and analyzes our cash, our ability to generate sufficient revenue in the future, and our operating and capital expenditure commitments. We believe that our current cash and cash flows provided by operating activities, borrowings from our principal shareholders will not be sufficient to meet our working capital needs in the next 12 months from the date the audited financial statements were issued. Our future capital needs are expected to vary, influenced by the outcomes of our business activities and software development expenditure.

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

The following table sets forth summary of our cash flows as of December 31, 2023 and 2022:

	For the Twelve Months Ended
	December 31,	December 31,
	2023	2022

Net cash provided (used) by operating activities	$108,195	$(1,707,595)
Net cash provided (used) by investing activities	(1,198)	(352)
Net cash provided (used) by financing activities	860,061	439,923
Effect on changes in foreign exchange rate	(32,915)	45,667
NET CHANGE IN CASH	934,143	(1,222,357)
CASH BEGINNING OF YEAR	187,437	1,409,794
CASH END OF YEAR	$1,121,580	$187,437

Operating Activities

For the twelve months ended December 31, 2023, the net cash provided by operating activities amounted to $108,195. This performance can be primarily attributed to the following factors:

•A net loss of $1,027,158, for the twelve months ended December 31, 2023.

•An increase in accrued expenses by $222,296, as the accrued professional fees increased,

•An increase in taxes payable by $672,231, as the penalty and interest of income tax incurred in the current period,

•A substantial increase in deferred revenue of $448,551, as we received upfront payment for service to-be provided in 2024.

•Partially offset by an increase in prepaid expenses of $48,361, as we paid in advance of a service not delivered yet.

•Partially offset by an advance for a project of $167,344, paid pursuant to the Software License Agreement.

Net cash used in operating activities was $1,702,724 for the twelve months ended December 31, 2022, primarily consisting of the following:

•A net loss of $2,248,932 for the twelve months ended December 31, 2022.

•Offset by an increase of $225,930 in accounts receivable, mainly because the Company subsequently received a payment of $240,178 for an account receivable recorded in December 2021.

•Offset by an increase of $267,574 in taxes payment, as the Company recorded income tax expense for prior periods in 2022.

•Offset by a decrease of prepaid expenses of $51,359.

Investing Activities

The company spent a modest amount on the purchase of equipment, totaling $1,198 during the year ended December 31, 2023, while such purchase amount was $352 in year ended December 31, 2022.

Financing Activities

There was a substantial net inflow of $860,061 from financing activities, driven by shareholder capital contributions amounting to $654,750 and proceeds from related parties amounting to $205,311. There were no repayments to related parties in 2023, in contrast to the significant outflows for repayments in 2022.

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

As of December 31, 2023, future minimum lease payments under the non-cancellable lease agreements were as follows:

	For the Year Ended December 31,
	2023	2022

Operating lease cost	$25,035	$25,035

	December 31,	December 31,
	2023	2022

Weighted Average Remaining Lease Term - Operating leases	0.58 years	0.58 years

Weighted Average Discount Rate - Operating leases	8.00%	8.00%

As of December 31, 2023, future minimum lease payments under the non-cancellable lease agreements were as follows:

December 31,
2023

Lease payments in Year 2024	$353
Less: imputed interest	(11)
Total lease liabilities-current	342

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollar (“USD”), which is the reporting currency of the Company. The functional currency of QSC, QWT, QCV, QGE, QBT, and QR are Malaysian Ringgit (“MYR”). The functional currency of QFL and QTBS are Hong Kong dollar (“HKD”). The functional currency of QMIS USA and QIB is USD.

The Company maintains the books and record in the functional currency. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“USD”), and the accompanying consolidated financial statements have been expressed in US$. In accordance with Accounting Standards Classification (“ASC”) Topic 830-30, “Translation of Financial Statements,” assets and liabilities of the Company whose functional currency is not USD are translated into USD, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive gain (loss) within the statements of changes in shareholders’ deficit.

The exchange rates used for foreign currency translation were as follows:

USD$1 = HKD

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2023	7.8109	7.8292
Year ended December 31, 2022	7.8015	7.8306

USD$1 = MYR

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2023	4.5903	4.5577
Year ended December 31, 2022	4.4002	4.3982

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

(b)Newly Appointed Independent Registered Public Accountant

On April 12, 2023, upon the recommendation of the Company’s Board of Directors, the Company engaged KG CPA LLP as the Company’s independent registered public accounting firm.

The Company has not consulted with KG CPA LLP during the Company’s two most recent fiscal years or during any subsequent interim period prior to KG CPA LLP’s appointment as the Company’s independent registered public accounting firm with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrant's consolidated financial statements, or any other matter that was either the subject of a disagreement or reportable event, as defined in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2023.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were not effective.

2. Changes in Internal Control Over Financial Reporting

None.

3. Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management determined that our internal controls over financial reporting were not effective as of December 31, 2023.

Areas of material weakness include:

•inadequate controls and monitoring processes over financial reporting.

4. Inherent Limitations on Effectiveness of Controls

Generally, disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. As noted above, we have determined that our disclosure controls and procedures and our internal controls over financial reporting were not effective as of December 31, 2023.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The table below sets forth information about our directors and executive officers as of the date of this Annual Report.

Name	Age	Position
Dr. Chin Yung Kong	70	Chief Executive Officer, Director, Chairman
Ong Kar Yee	59	Chief Financial Officer, Director

The following is a summary of the biographical information about our officers and directors.

Dr. Chin Yung Kong, Chief Executive Officer, Director, Chairman

Dr. Chin Yung Kong, age 70, is a Malaysian citizen and currently resides in Dalian, China.  Dr. Chin is the Managing Director of QMIS Capital Finance.  Since 2002, Dr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States.  From 1995 to 2002, Dr. Chin was financial controller for the Kwok Group Company in China.  Prior to 1995, Dr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore.  Dr.  Chin graduated from University of Hull in the United Kingdom with a Master in Finance Degree. In 1994, Dr. Chin earned a Master of Business Administration (MBA) Degree from the Irish Business School. In 2020, Dr. Chin was awarded a Doctor of Philosophy in Financial Management by the North Borneo University College. On July 17, 2014, Dr. Chin was awarded the title of Dato’Sri from the Sultan of Pahang, Kuala Lumpur, Malaysia, which is the highest state title conferred by the Ruler of Malaysia on the most deserving recipients who have contributed greatly to the nation or state.

In the past five years, Dr. Chin has not been involved in any negative legal proceedings as enumerated in Item 401(f) of Regulation S-K.

The Board believes that Dr. Chin’s extensive background in business and finance, as well as his professional and business connections make him well suited to serve as a member of the Company’s Board of Directors and as Chairman of the Board.

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

The Board believes that Mr. Ong’s experience in the accounting and financial sectors make him well suited to serve as a member of the Company’s Board of Directors.

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

Corporate Governance

Our current corporate governance practices and policies are designed to promote shareholder value and we are committed to the highest standards of corporate ethics and diligent compliance with financial accounting and reporting rules. Our Board provides independent leadership in the exercise of its responsibilities. Our management oversees a system of internal controls and compliance with corporate policies and applicable laws and regulations, and our employees operate in a climate of responsibility, candor and integrity.

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining shareholder value. To this end, we regularly review our corporate governance policies and practices to ensure that they are consistent with the high standards of other companies. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies.

The Board and Committees of the Board

The Company is governed by the Board that currently consists of two members: Dr. Yung Kong Chin and Ong Kar Yee.  As of the date of this Annual Report, the Board had not yet established separate audit, compensation, or governance committees and was working on creating these committees and their governing charters. From time to time, the Board may establish other committees.

Governance Structure

Our Board of Directors is responsible for corporate governance in compliance with reporting laws and for representing the interests of our shareholders. As of the date of this Annual report, the Board was composed of two (2) members, none of whom are considered independent, non-executive directors. Details on Board membership, oversight and activity are reported below.

The Board’s Role in Risk Oversight

The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board of Directors’ oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

The Board implements its risk oversight function both as a whole and plans to also do so in the near future through Committees. The Board anticipates that much of the work will be delegated to various Committees, which will meet regularly and report back to the full Board. The Board anticipates that these Committees will play significant roles in carrying out the risk oversight function. In particular:

•The Board anticipates that the Audit Committee will oversee risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee members will meet separately with representatives of the independent auditing firm.

•The Board anticipates that the Compensation Committee will evaluate the risks and rewards associated with the Company’s compensation philosophy and programs. The Compensation Committee will review and approve compensation programs with features that mitigate risk without diminishing the incentive nature of the compensation. The Board anticipates that management will discuss with the Compensation Committee the procedures that have been put in place to identify and mitigate potential risks in compensation.

Independent Directors

As of the date of this Annual Report, we were not required by any outside organization (such as a stock exchange or trading facility) to have independent directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding each element of compensation that we paid or awarded to our executive officers for fiscal years 2023 and 2022.

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Totals ($)

Dr. Yung Kong Chin,	2023	$0	$855,432*	$0	0	$0	$0	$0
Chief Executive Officer, Chairman	2022	$0	$770,707*	$0	0	$0	$0	$0

TingTing Gu,	2023	$0	$0	$0	0	$0	$0	$0
Former Chief Operating Officer**	2022	$0	$0	$0	0	$0	$0	$0

Teck Sheng Ting,	2023	$0	$0	$0	0	$0	$0	$0
Former Chief Strategy Officer***	2022	$0	$0	$0	0	$0	$0	$0

Ong Kar Yee	2023	$73,322	$0	$0	0	$0	$0	$0
Chief Financial Officer	2022	$42,667	$0	$0	0	$0	$0	$0

* The compensation comprises the combined remuneration for his roles as the CEO and Chairman of the company.

** Ms. Gu resigned as the Company’s Chief Operating Officer on February 29, 2024.

*** Mr. Ting resigned as the Company’s Chief Operating Officer on April 9, 2024.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information furnished by current management and others, concerning the beneficial ownership of our common stock as of April 3, 2024, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group. The percentages below are based on a total of 301,088,600 shares outstanding as April 3, 2024.

	Amount of Beneficial Ownership (1)	Percent of Class(1)
Directors and Executive Officers

Dr. Chin Yung Kong, Director, CEO(2)	142,914,670	47.47%

Kar Yee Ong, CFO and Director	13,000,000	4.32%

Named Executive Officers, Executive Officers, and Directors as a Group (2 Persons)	155,914,670	51.78%

5% Principal Shareholders:
Richwood Ventures Berhad (3)	27,000,000	8.97%

TingTing Gu, Former Director, Former COO	100,000,000	33.21%

(1)This table is based upon information supplied by officers, directors and principal stockholders and is believed to be accurate. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table. As of April 3, 2024, the Company had 339,985,512 shares of common stock outstanding.

(2)Dr. Chin owns 138,700,070 shares directly and an additional 10,000,000 shares are owned by an indirect subsidiary of the Company that is controlled by Dr. Chin.

(3)Richwood Ventures Berhad is an entity controlled by Teck Sheng Ting, a former director and officer of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In addition to the executive officer compensation arrangements discussed in “Executive Compensation,” below we describe the transactions during the year ended December 31, 2023, to which we have been a participant, in which the amount involved in the transaction is material to the Company and in which any of the following is a party: (a) enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with, the Company; (b) associates; (c) individuals owning, directly or indirectly, an interest in the voting power of the Company that gives them significant influence over the Company, and close members of any such individual’s family; (d) key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling the activities of the Company, including directors and senior management of companies and close members of such individuals’ families; and (e) enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

Review and Approval of Related Party Transactions

We have adopted a written policy with respect to the review, approval and ratification of related person transactions. The Board of Directors has primary responsibility for reviewing all related party transactions involving the Company’s directors, officers and directors’ and officers’ immediate family members. The Board may determine whether to permit or prohibit the Related Party Transaction. For any ongoing relationships, the Board shall annually review and assess the relationships with the Related Party and whether the Related Party Transaction should continue.

Under the policy, a “related party transaction” means any transaction directly or indirectly involving any Related Party that would need to be disclosed under Item 404 of Regulation S-K. Under Item 404, the Company is required to disclose any transaction occurring since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is a participant and the amount involved exceeds $120,000, and in which any related party had or will have a direct or indirect material interest. “Related Party Transaction” also includes any material amendment or modification to an existing Related Party Transaction. For the purposes of this policy, a “Related Party” means (A) a director, including any director nominee, (B) an executive officer; (C) a person known by the Company to be the beneficial owner of more than 5% of the Company’s common stock; or (D) a person known by the Company to be an immediate family member of any of the foregoing. “Immediate family member” means a child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer, nominee for director, or beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee for director, or beneficial owner.

The following is a summary of transactions since the beginning of the 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Parties

The balance with related parties consisted of the following at the year ended December 31, 2023

	As of	As of
	December 31, 2023	December 31, 2022
	US$	US$
Accounts Payable to related party
Pantop Millennium SDN BHD	41,392	22,726
QMIS Asset Management Limited	3,621	-
	45,013	22,726
Due to related parties
Dr. Yung Kong Chin	625,185	610,557
Pantop Venture Capital SDN BHD	62,445	64,817
Richwood Ventures Berhad	158,848	-
Mr. Kar Yee Ong	25,606	-
	872,084	675,374

The Company had transactions with the following related parties:

Name of Related Party	Nature of Relationship

Mr. Yung Kong Chin	CEO, and a director of the Company.
Mr. Hua Fung Chin	A former director of the Company, and son of Mr. Yung Kong Chin.
Mr. Ting Teck Sheng	A former director of the Company.
Ms. Tingting Gu	A former director of the Company.
Richwood Ventures Berhad	A Malaysia company, Mr. Ting Teck Sheng is a director.
Panpay Holdings SDN BHD	A Malaysia company Mr. Ting Teck Sheng is a director.
Pantop Venture Capital SDN BHD	A Malaysia company owns 40% of QMIS Richwood Blacktech SDN BHD
Pantop Millennium SDN BHD	A Malaysia company owns 3% of QMIS Richwood Blacktech SDN BHD
QMIS Financial Group Limited	A Hong Kong company, Mr. Yung Kong Chin is a director.
QMIS Asset Management Limited	A Hong Kong company, Ms. Tingting Gu is a director.

(1) Software development and maintenance services provided to Richwood Ventures Berhad and Panpay Holdings SDN BHD

QMIS Richwood Blacktech SDN BHD (“QR”) provides software development and maintenance servicers to Richwood Ventures Berhad and Panpay Holdings SDN BHD. In the year ended December 31, 2023, QR generated revenue of $45,198 and $39,484 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively, and there was no outstanding balance due to/from these two related parties as of December 31, 2023. In the year ended December 31, 2022, QR generated revenue of $32,058 and $74,801 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively. As of December 31, 2022, accounts receivable from Richwood Ventures Berhad was $2,054, and deferred revenue from Panpay Holdings SDN BHD amounted to $1,500.

(2) Management fees paid to QMIS Financial Group Limited

QMIS Finance Limited (“QFL”) and QMIS TBS Capital Group Corp. (“QTBS”) paid management fees to QMIS Financial Group Limited for general and administrative services, such as office space and bookkeeping. The management fees amounted to $675,679 and $990,036 in the years ended December 31, 2023 and 2022, respectively. There was no outstanding balance for account payable to QMIS Finance Group Limited as of December 31, 2023 and 2022.

(3) Advisory fees paid to QMIS Asset Management Limited

QMIS Finance Limited (“QFL”) and QMIS TBS Capital Group Corp. (“QTBS”) paid advisory fees to QMIS Asset Management Limited for assistances in operating strategy design and the consultant services. The advisory fees amounted to $14,442 and $nil in the year ended December 31, 2023 and 2022, respectively. The accrued expenses for QMIS Asset Management Limited amounted to $3,621 and $nil as of December 31, 2023 and December 31, 2022, respectively.

(4) Accounts payable to Pantop Millennium SDN BHD

Pantop Millennium SDN BHD has provided general and administrative services, such as office space and bookkeeping, to QMIS Richwood Blacktech SDN BHD (“QR”) since its inception in June 2021. The amount of the services was $39,494 and $31,831 for the year ended December 30, 2023 and 2022, respectively. The account payable to Pantop Millennium SDN BHD amounted to $41,392 and $22,726 as of December 31, 2023 and 2022, respectively.

(5) Due to related parties

Since QMIS Richwood Blacktech SDN BHD (“QR”) did not have a bank account until November 2022, Pantop Venture Capital SDN BHD has traditionally paid QR’s expenses for its operation. These advanced payments are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

As disclosed in Note 5, Richwood Ventures Berhad paid the project advance of $167,344 on behalf of QMIS Richwood Blacktech SDN BHD in November 2023. These advanced payments are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Due to lack of cash resource, Mr. Yung Kong Chin has financed the Company’s operation. Whenever the Company needs cash resource, he loans money to the Company to support its operation. These loans are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Dr. Yung Kong Chin, Mr. Hua Fung Chin, Mr. Kar Yee Ong, and Ms. Tingting Gu lead the consultant service team which provides consultant services to customers. Their compensation was included in the costs of consultant services, and was accrued if they were not paid as of the balance sheet date.

On October 30, 2020, the Company entered into an agreement to issue a convertible promissory note (the "Note") in the principal amount of one million five hundred thousand dollars ($1,500,000), to the Chairman of the Board and CEO, Dr. Yung Kong Chin. The Company will pay interest from the date of issuance of the Note on the unpaid principal balance at the annual rate of interest equal to eight percentage (8%) per six months, such principal and interest to be payable on demand. The Note is a general unsecured obligation of the Company. At any time, the unpaid principal amount of the Note and any unpaid interest accrued thereon can be converted into the Company's common stock at $1.50 per share. However, the Note has not been issued and no fund has been made to the Company at the date of this Annual Report. The Company and Dr. Chin anticipate that the Note will be issued in the second quarter of 2024.

Director Independence

As of the date of this Annual Report, the Company’s common stock was not traded on any stock exchange, and was not required to have any independent directors.

Nevertheless, the Board evaluates the independence of each nominee for election as a director of our Company in accordance with the Listing Rules (the “Nasdaq Listing Rules”) of the Nasdaq Stock Market LLC (“Nasdaq”). Pursuant to these rules, a majority of our Board must be “independent directors” within the meaning of the Nasdaq Listing Rules, and all directors who sit on our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee must also be independent directors.

The Nasdaq definition of “independence” includes a series of objective tests, such as the director or director nominee is not, and was not during the last three years, an employee of Glimpse or our Subsidiaries and has not received certain payments from, or engaged in various types of business dealings with us. In addition, as further required by the Nasdaq Listing Rules, the Board has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of the Board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director. In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to Company and its management.

As a result, the Board has affirmatively determined that none of the current Directors are independent in accordance with the Nasdaq listing rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KG CPA LLP

Set below are aggregate fees billed by KG CPA LLP for professional services rendered for the year ended December 31, 2023.

Audit Fees

The fees for the audit and review services billed by KG CPA LLP for the period from January 1, 2023, to December 31, 2023, were $_____110,000______.

Audit Related Fees

The fees for the audit related services billed by KG CPA LLP for the period from January 1, 2023, to December 31, 2023, were $___0___.

Tax Fees

The fees for the tax related services billed by KG CPA LLP for the period from January 1, 2023, to December 31, 2023, were $__0___.

Keith K. Zhen, CPA

Set below are aggregate fees billed by Keith K. Zhen, CPA, for professional services rendered for the year ended December 31, 2023.

Audit Fees

The fees for the audit and review services billed by Keith K. Zhen, CPA, for the period from January 1, 2023, to December 31, 2023, were $____0_______.

Audit Related Fees

The fees for the audit related services billed by Keith K. Zhen, CPA, for the period from January 1, 2023, to December 31, 2023, were $__0____.

Tax Fees

The fees for the tax related services billed by Keith K. Zhen, CPA, for the period from January 1, 2023, to December 31, 2023, were $__0___.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

FINANCIAL REPORT

At December 31, 2023, and 2022, and

for the years ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
QMIS TBS Capital Group Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QMIS TBS Capital Group Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ KG CPA LLP
KG CPA LLP

PCAOB ID 6914

We have served as the Company’s auditor since 2022

New York, NY

April 15, 2024

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$1,121,580	$187,437
Accounts receivable, net (Note 4)	2,701	2,054
Prepaid expenses	48,337	-
Contract security deposit	9,430	8,506
Project advance (Note 5)	167,344	-
Total Current Assets	1,349,392	197,997

Property, plant and equipment, net (Note 6)	2,589	4,557
Operating lease right of use asset, net (Note 10)	342	12,801
Total Assets	$1,352,323	$215,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Note 7)	$41,392	$33,566
Accrued expenses (Note 8)	398,186	181,253
Accrued expenses-related party (Note 10 (3))	3,621	-
Deferred revenue	450,000	-
Deferred revenue-related parties (Note 10 (1))	-	1,500
Service taxes payable (Note 9)	163,800	170,750
Income taxes payable (Note 12)	1,515,077	846,426
Operating lease liabilities – current (Note 11)	342	14,796
Due to related parties (Note 10 (4))	872,084	675,374
Total Current Liabilities	3,444,502	1,923,665

Operating lease liabilities – noncurrent (Note 10)	-	357
Total Liabilities	3,444,502	1,924,022

Commitments and Contingencies (Note 14)	-	-

Shareholders' Equity:
Preferred stock, par value $0.0001, 10,000,000 shares authorized; 0 share issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, par value $0.0001, 750,000,000 shares authorized; 301,058,600 and 301,000,100 shares issued and outstanding as of December 31, 2023 and 2022, respectively *	30,106	30,100
Common stock to-be issued	1	-
Additional paid-in capital	1,906,093	1,251,350
Retained Earnings (Accumulated deficit)	(4,043,012)	(3,013,236)
Accumulated other comprehensive income	18,340	30,104
Total QMIS TBS Capital Group Corp. shareholders' equity	(2,088,472)	(1,701,682)
Non-controlling interest	(3,707)	(6,985)
Total Shareholders' Equity (Deficit)	(2,092,179)	(1,708,667)
Total Liabilities and Shareholders' Equity (Deficit)	$1,352,323	$215,355

* Retrospectively restated for effect of share issuances on February 13, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year Ended
	December 31,	December 31,
	2023	2022

Revenue
Consultant services	$2,395,944	$1,154,912
Software development and maintenance services-related parties (Note 10 (1))	84,692	106,859
Software development and maintenance services	6,895	-
Total revenue	2,487,531	1,261,771

Costs of Revenue
Costs of consultant services	1,101,857	1,529,693
Costs of software development and maintenance services	34,645	74,320
Total of costs of revenue	1,136,502	1,604,013

Gross Profit	1,351,029	(342,242)

Operating Expenses

General and administrative expenses
Payroll and employee benefit	45,987	29,982
Depreciation expenses	2,990	4,606
Office expenses	74,849	72,657
Rental expenses	37,819	38,638
Due and subscription	39,157	34,579
Taxes expenses	1,394	77,452
Professional fees	606,505	223,518
Consultant fees	23,520	137,000
Travel and log	107,639	-
Management fees-related party (Note 9 (2))	675,679	990,036
Advisory Fee-related party (Note 9 (3))	14,442	-
Management fees	-	45,000
Total general and administrative expenses	1,629,981	1,653,468

Total Operating Expenses	1,629,981	1,653,468

Income (Loss) from Operation	(278,952)	(1,995,710)

Other Income (Expenses)
Interest income	642	102
Gain (loss) on foreign currency transaction	(895)	6,317
Other income (expenses)	-	(10,000)
Total Other Income (Expenses)	(253)	(3,581)

Lose before Provision for Income Tax	(279,205)	(1,999,291)

Provision for Income Tax	747,953	249,641

Net Income (Loss)	(1,027,158)	(2,248,932)

Less: net income attributable to non-controlling interest	2,618	(22,647)

Net income (loss) attributable to
QMIS TBS Capital Group Corp.	$(1,029,776)	$(2,226,285)

Other comprehensive income (loss)
Effects of foreign currency conversion	(11,104)	46,260
Total comprehensive income (loss)	(1,040,880)	(2,180,025)
Less: comprehensive income attributable to non-controlling interest	660	(1,289)
Comprehensive income (loss) attributable to
QMIS TBS Capital Group Corp.	$(1,041,540)	$(2,178,736)

Basic and Fully Diluted Loss per Share	$(0.00)	$(0.01)

Weighted average shares outstanding	301,014,725	301,000,100

The accompanying notes are an integral part of these consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

			Common		Retained	Accumulated	Total QMIS TBS		Total
	Ordinary Shares		Stock	Additional	Earnings	Other	Capital Group Corp.		Shareholders'
	Par Value $0.0001 per share		to-be	Paid-in	(Accumulated	Comprehensive	Shareholders'	Non-controlling	Equity
	Shares	Amount	Issued	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Interest	(Deficit)
Balance at
January 1, 2022*	301,000,100	$30,100	$-	$251,375	$(786,951)	$(17,445)	$(522,921)	$16,951	$(505,970)

Capital contribution	-	-	-	999,975	-	-	999,975	-	999,975

Net income	-	-	-	-	(2,226,285)	-	(2,226,285)	(22,647)	(2,248,932)

Foreign currency translation adjustment	-	-	-	-	-	47,549	47,549	(1,289)	46,260
Balances at
December 31, 2022	301,000,100	$30,100	$-	$1,251,350	$(3,013,236)	$30,104	$(1,701,682)	$(6,985)	$(1,708,667)

Common stock issuance	58,500	6	-	564,744	-	-	564,750	-	564,750

Proceeds from common stock subscription	-	-	1	89,999	-	-	90,000	-	90,000

Net income	-	-	-	-	(1,029,776)	-	(1,029,776)	2,618	(1,027,158)

Foreign currency translation adjustment	-	-	-	-	-	(11,764)	(11,764)	660	(11,104)
Balances at
December 31, 2023	301,058,600	$30,106	$1	$1,906,093	$(4,043,012)	$18,340	$(2,088,472)	$(3,707)	$(2,092,179)

* Retrospectively restated for effect of share issuances on February 13, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2023	2022

Cash Flows from Operating Activities

Net loss	$(1,027,158)	$(2,248,932)
Adjustments to reconcile net loss
Depreciation	2,990	4,606
Amortization of operating lease right-of-use assets	12,014	23,081
Written off initial deposit for acquisition	-	25,000
Changes in assets and liabilities
Accounts receivable	(737)	225,930
Prepaid expenses	(48,361)	51,359
Contract security deposit	(1,284)	1,097
Project advance	(167,344)	-
Accounts payable	9,282	9,106
Accrued expenses	222,296	(23,172)
Taxes payable	672,231	267,574
Deferred revenue	448,551	(22,353)
Operating lease liabilities	(14,285)	(20,891)
Net cash used by operating activities	108,195	(1,707,595)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,198)	(352)
Net cash provided (used) by investing activities	(1,198)	(352)

Cash Flows from Financing Activities
Shareholders capital contribution	654,750	999,975
Proceeds from related parties	205,311	480,882
Repayment to related parties	-	(1,040,934)
Net cash provided (used) by financing activities	860,061	439,923

Effect on changes in foreign exchange rate	(32,915)	45,667
Increase (decrease) in cash	934,143	(1,222,357)
Cash at beginning of period	187,437	1,409,794
Cash at end of period	$1,121,580	$187,437

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$89,270	$57,997

The accompanying notes are an integral part of these consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION

QMIS TBS Capital Group Corp. (the “Company” or “QMIS USA”) was incorporated in the state of Delaware on November 21, 2019, under the name TBS Capital Management Group Corp.  The name was changed to QMIS TBS Capital Group Corp. on February 10, 2020.

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

On August 3, 2023, QIB and Dr. Chin incorporated a company, QMIS Micropay Berhad (“QMB”), in Kuala Lumpur, Malaysia. QIB and Dr. Chin own 60% and 40% of ownership equity interest of QMIS Micropay Berhad, respectively. QMIS Micropay Berhad plans to carry on the business of electronic payment and transaction, but has not engaged in any business operation as of the date of this financial statements.

The Company’s organization chart after the share exchanges follows:

Currently, QMIS USA is a holding company. QSC, QFL, and QTBS work together to provide business consultant services. QR is engaged in the business of software development and maintenance services. Beginning from February 2023, QR generates revenue from the usage of an online payment software, QRPay, which is maintained by QR. All other companies are not currently engaged in business operation.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the reported results of operations and cash flows.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollar (“USD”), which is the reporting currency of the Company. The functional currency of QSC, QWT, QCV, QGE, QBT, and QR are Malaysian Ringgit (“MYR”). The functional currency of QFL and QTBS are Hong Kong dollar (“HKD”). The functional currency of QMIS USA and QIB is USD.

The Company maintains the books and record in the functional currency. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”), and the accompanying consolidated financial statements have been expressed in US$. In accordance with Accounting Standards Classification (“ASC”) Topic 830-30, “Translation of Financial Statements,” assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive gain (loss) within the statements of changes in shareholders’ deficit.

The exchange rates used for foreign currency translation were as follows:

USD$1 = HKD

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2023	7.8109	7.8292
Year ended December 31, 2022	7.8015	7.8306

USD$1 = MYR

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2023	4.5903	4.5577
Year ended December 31, 2022	4.4002	4.3982

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

Statements of Cash Flows

In accordance with Financial Accounting Standards Board (“FASB”) ASC 830-230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Property, plant, and equipment

Property and equipment primarily consist of office renovation and furniture, and office equipment, which are stated at cost less accumulated depreciation, and less any provision required for impairment in value. Depreciation is computed using the straight-line method based on the estimated useful lives as follows:

Office furniture	10 years
Office equipment	2.5 years
Leasehold improvements	5 years or lease term, whichever is shorter

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statement of income.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the years ended December 31, 2023 and 2022.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets incurred in  the years ended December 31, 2023 and 2022.

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

For the year ended December 31, 2023 and 2022, customer A accounted for 96.2% and 91.5%, respectively,  of the Company’s total revenues. As of December 31, 2023, we received upfront payment of $450,000 from Customer A for consulting services to-be provided in 2024, and accordingly recorded this amount as deferred revenue. There was no outstanding balance with Customer A as of December 31, 2022.

For the year ended December 31, 2023 and 2022, no vendor accounted for more than 10% of the Company’s total purchase.

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

Beginning from February 2023, QR generates revenue from the usage of an online payment software, QRPay, which is maintained by QR. QR recognizes such revenue at a point in time when the related online payment transaction is successfully completed and QR is entitled to the revenue.

Payments for services received in advance in accordance to the contract are recognized as deferred revenues when received.

Cost of Revenues

Cost of revenues primarily consists of salaries and related expenses (e.g. bonuses, employee benefits, statutory pension contribution, and payroll taxes) for personnel directly involved in the delivery of services and products to customers. In addition, other costs directly involved in the delivery of services and products to customers, such as outside consulting, professional services, and supporting overhead costs, are included in the costs of revenue.

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

QSC, QWT, QCV, QGE, QBT, QIB, and QR operate in Malaysia and are subject to the income tax laws of Malaysia. QFL and QTBS operate in Hong Kong and are subject to the income tax law of Hong Kong. The local tax authority conducts periodic and ad hoc tax filing reviews on business enterprises after those enterprises complete their relevant tax filings. Therefore, the Company’s tax filings are subject to examination. It is therefore uncertain as to whether the local tax authority may take different views about the Company’s tax filings, which may lead to additional tax liabilities. As of December 31, 2023 and 2022, all of the Company’s tax returns remain open for statutory examination by relevant tax authorities.

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

Earnings per share

Basic earnings per ordinary share is computed by dividing net earnings attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the years ended December 31, 2023 and 2022,  the Company had no dilutive stocks.

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

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements – Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modifies the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective. Early adoption is prohibited. The Company does not expect the amendments of this ASU to have a material impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU No. 2023-09 is effective for annual reporting periods beginning after December 15, 2024, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Note 3 - GOING CONCERN

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The Company incurred net losses of $1,027,158 and $2,248,932 for the years ended December 31, 2023 and 2022, respectively. In addition, the Company had accumulated deficit of $4,043,012 and $3,013,236 as of December 31, 2023 and 2022, respectively. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

Note 4 - ACCOUNTS RECEIVABLE

	December 31,	December 31,
	2023	2022

Accounts receivable	$2,701	$-
*Accounts receivable-related parties	-	2,054
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$2,701	$2,054

Bad debt expense charged to operations was $0 for  the years ended December 31, 2023 and 2022.

* Refer to Note 9 (1) - Related party transactions.

Note 5 - PROJECT ADVANCE

QR entered into a Software License Agreement (the “Agreement”) with Riverse Technology SDN BHD (the “Riverse”), a company incorporated and registered in Malaysia. Pursuant to the Agreement, Riverse would supply to QR a customized “Digital Financing Solutions” System Platform and maintenance services for a total consideration of $1,220,000 payable in five tranches: 1. $152,500 due within 14 days after the effective date of the agreement; 2. $152,500 due within 14 days after the completion of post implementation and acceptance test; 3. $305,000 due within 14 days after the first-year anniversary of the acceptance; 4. $305,000 due within 14 days after the second-year anniversary of the acceptance; 5. $305,000 due within 14 days after the third-year anniversary of the acceptance.

Pursuant to the Agreement, Richwood Ventures Berhad, a related party, made the first payment of $152,500, plus service tax of $9,150, totaling $161,650 (RM 768,160.80) on behalf of QR in November 2023, as also disclosed in Note 10 (5). The amount of RM 768,160.80 was presented as $167,344 due to the change of currency exchange rate on the balance sheet date.

Note 6 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31,	December 31,
	2023	2022

Office furniture	3,231	5,017
Computers equipment	12,762	12,019
Leasehold improvements	21,125	20,444
Total	37,118	37,480
Less: Accumulated depreciation	(34,529)	(32,923)
Total property, plant and equipment, net	$2,589	$4,557

Depreciation expense charged to operations was $2,990 and $4,606 for the year ended December 31, 2023 and 2022, respectively.

Note 7 - ACCOUNTS PAYABLE

Accounts payable consist of the following:

	December 31,	December 31,
	2023	2022

Accounts payable	$-	$10,840
Accounts payable-related parties*	41,392	22,726
Total	$41,392	$33,566

* Refer to Note 9 (4) - Related party transaction.

Note 8 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2023	2022

Accrued pension and employee benefit	$34,865	$32,651
Accrued professional fees	354,211	140,001
Accrued office expenses	9,110	8,601
Total	$398,186	$181,253

Note 9 - SERVICE TAXES PAYABLE

In June 2, 2023, the Malaysia government announced a Voluntary Disclosure Program For Indirect Taxes (the “VDP”) program to be implemented for twelve months starting from June 6, 2023 to May 31, 2024. VDP offers taxpayers an opportunity to voluntarily disclose outstanding taxes in good faith and encourage tax payments with incentive offers, which includes: 1. 100% remission on penalty; 2. No compounds will be issued under this program; 3. the period declared under the VDP will not be audited unless there is an element of fraud. The management believes that QSC’s outstanding service taxes payable is eligible to participate in the VDP program.

QSC had recorded an outstanding service tax payable of RM 417,385 (approximately $99,972) carried forward from prior periods. In the year ended December 31, 2022, QSC’s management, with assistance from its outside accountant, accessed its service tax payable position and accrued a tax penalty of RM 333,908 (approximately $76,883). Accordingly, the outstanding service tax payable amounted to RM 751,293 (approximately $170,750) as of December 31, 2022.

In October 2023, in order to participate in the VDP program, the Management with assistance from its outside accountant, reviewed the invoices for services provided, and discovered that certain invoices were for reimbursement rather than for professional service charge. In the context of service tax laws and regulation, reimbursement is not subject to the service tax. Therefore, the Management amended the outstanding balance of service tax payable to RM 14,400 (approximately $3,165), and submitted to an application the local tax authority, which approved the application in the first quarter 2024. QSC fully made the payment of RM 14,400 (approximately $3,165) in the first quarter 2024. Since the local tax authority approved the application in 2024, the Company remained the full amount of RM 751,293 carried forward, plus RM 600 accrued for the year 2023, totaling RM 751,893 (approximately $163,800) as of December 31, 2023.

Note 10 - RELATED PARTY TRANSACTIONS

The Company had transactions with the following related parties:

Name of Related Party	Nature of Relationship

Mr. Yung Kong Chin	CEO, and a director of the Company.
Mr. Hua Fung Chin	A former director of the Company, and son of Mr. Yung Kong Chin.
Mr. Ting Teck Sheng	A former director of the Company.
Ms. Tingting Gu	A former director of the Company.
Richwood Ventures Berhad	A Malaysia company, Mr. Ting Teck Sheng is a director.
Panpay Holdings SDN BHD	A Malaysia company Mr. Ting Teck Sheng is a director.
Pantop Venture Capital SDN BHD	A Malaysia company owns 40% of QMIS Richwood Blacktech SDN BHD
Pantop Millennium SDN BHD	A Malaysia company owns 3% of QMIS Richwood Blacktech SDN BHD
QMIS Financial Group Limited	A Hong Kong company, Mr. Yung Kong Chin is a director.
QMIS Asset Management Limited	A Hong Kong company, Ms. Tingting Gu is a director.

(1)Software development and maintenance services provided to Richwood Ventures Berhad and Panpay Holdings SDN BHD

QMIS Richwood Blacktech SDN BHD (“QR”) provides software development and maintenance servicers to Richwood Ventures Berhad and Panpay Holdings SDN BHD. In the year ended December 31, 2023, QR generated revenue of $45,198 and $39,484 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively, and there was no outstanding balance due to/from these two related parties as of December 31, 2023. In the year ended December 31, 2022, QR generated revenue of $32,058 and $74,801 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively. As of December 31, 2022, accounts receivable from Richwood Ventures Berhad was $2,054, and deferred revenue from Panpay Holdings SDN BHD amounted to $1,500.

(2)Management fees paid to QMIS Financial Group Limited

QMIS Finance Limited (“QFL”) and QMIS TBS Capital Group Corp. (“QTBS”) paid management fees to QMIS Financial Group Limited for general and administrative services, such as office space and bookkeeping. The management fees amounted to $675,679 and $990,036 in the years ended December 31, 2023 and 2022, respectively. There was no outstanding balance for account payable to QMIS Finance Group Limited as of December 31, 2023 and 2022.

(3)Advisory fees paid to QMIS Asset Management Limited

QMIS Finance Limited (“QFL”) and QMIS TBS Capital Group Corp. (“QTBS”) paid advisory fees to QMIS Asset Management Limited for assistances in operating strategy design and the consultant services. The advisory fees amounted to $14,442 and $nil in the year ended December 31, 2023 and 2022, respectively. The accrued expenses for QMIS Asset Management Limited amounted to $3,621 and $nil as of December 31, 2023 and December 31, 2022, respectively.

(4) Accounts payable to Pantop Millennium SDN BHD

Pantop Millennium SDN BHD has provided general and administrative services, such as office space and bookkeeping, to QMIS Richwood Blacktech SDN BHD (“QR”) since its inception in June 2021. The amount of the services was $39,494 and $31,831 for the year ended December 30, 2023 and 2022, respectively. The account payable to Pantop Millennium SDN BHD amounted to $41,392 and $22,726 as of December 31, 2023 and 2022, respectively.

(5) Due to related parties

Since QMIS Richwood Blacktech SDN BHD (“QR”) did not have a bank account until November 2022, Pantop Venture Capital SDN BHD has traditionally paid QR’s expenses for its operation. These advanced payments are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

As disclosed in Note 5, Richwood Ventures Berhad paid the project advance of $167,344 on behalf of QMIS Richwood Blacktech SDN BHD in November 2023. These advanced payments are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Due to lack of cash resource, Mr. Yung Kong Chin has financed the Company’s operation. Whenever the Company needs cash resource, he loans money to the Company to support its operation. These loans are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Dr. Yung Kong Chin, Mr. Hua Fung Chin, Mr. Kar Yee Ong, and Ms. Tingting Gu lead the consultant service team which provides consultant services to customers. Their compensation was included in the costs of consultant services, and was accrued if they were not paid as of the balance sheet date.

Due to related parties consists of the following:

	December 31,	December 31,
	2023	2022

Dr. Yung Kong Chin	$625,185	$610,557
Pantop Venture Capital SDN BHD	62,445	64,817
Richwood Ventures Berhad	158,848	-
Mr. Kar Yee Ong, CFO	25,606	-
Total	$872,084	$675,374

(6) Compensation paid to directors and officers

As noted above, Mr. Yung Kong Chin, Mr. Hua Fung Chin, Mr. Kar Yee Ong, and Ms. Tingting Gu lead the consultant service team which provides consultant services to customers. Their compensation was included in the costs of consultant services.

Compensation paid to directors and officers consists of the following:

	For the Year Ended
	December 31,	December 31,
	2023	2022

Dr. Yung Kong Chin	$855,432	$770,707
Mr. Hua Fung Chin	54,954	65,756
Mr. Kar Yee Ong, CFO	73,322	42,667
Total	$983,708	$879,130

Note 11 - LEASES

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

The components of lease costs, lease term and discount rate with respect of operating leases with an initial term of more than 12 months are as follows:

	For the Year Ended December 31,
	2023	2022

Operating lease cost	$25,035	$25,035

	December 31,	December 31,
	2023	2022

Weighted Average Remaining Lease Term - Operating leases	0.58 years	0.58 years

Weighted Average Discount Rate - Operating leases	8.00%	8.00%

As of December 31, 2023, future minimum lease payments under the non-cancelable lease agreements are as follows:

December 31,
2023

Lease payments in Year 2024	$353
Less: imputed interest	(11)
Total lease liabilities-current	342

Note 12 - INCOME TAXES

United States

QMIS USA is a company registered in the State of Delaware incorporated in November 21, 2019 and subjects to federal income tax at 21% statutory tax rate with respect to the profit generated from the United States.

Malaysia

QMIS Securitas Capital (M) SDN BHD (the “QSC”), QMIS World Trade International SDN BHD, QMIS Capital Venture SDN BHD, QMIS Green Energy Berhad, QMIS Biotech Group Berhad, QMIS Investment Bank Limited, and QMIS Richwood Blacktech SDN BHD (the “QR”) were incorporated in Malaysia, and accordingly are governed by the income tax laws of Malaysia. The income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations, and practices. Under the Income Tax Act of Malaysia, enterprises incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while prefer, tax holidays, and tax exemptions may be granted on a case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of MYR2,500,000 or less, and gross income of not more than MYR50 million) is 17% for the first MYR600,000 (or approximately $150,000) taxable income, with the remaining balance being taxed at the 24% rate.

QSC had recorded an outstanding income tax payable of RM 504,754 (approximately $120,899) carried forward from prior periods as indicated in the tax filing. In August 2022, QSC’s management, with assistant from its outside accountant, accessed its income tax payable position and believed that the outstanding balance amount to RM 765,284 (approximately $180,133), and accordingly accrued an income tax penalty of RM 260,530 (approximately $59,234). QSC made payment of RM 153,057 (approximately $38,512) and applied to pay the balance of RM 612,227 (approximately $141,621) in 24 installment payments. In September 2022, the local tax authority approved the application to allow QSC to make 24 install payments monthly with each payment of RM 25,509 (approximately $6,419), beginning from September 2022. Accordingly, QSC made four installment payments, totaling RM 102,036 (approximately $25,674) from September 2022 to December 2022, leaving an outstanding balance of RM 510,191 (approximately $115,947) as of December 31, 2022.

QSC continued to make installment payment of RM 25,509 (approximately $6,419) in January and February 2023. On March 1, 2023, the local tax authority issued a notice to QSC to slightly increase the installment payment amount to RM 25,514 (approximately $6,420). Accordingly, QSC made install 12 payments, totaling RM 306,158 (approximately $71,500) in the year ended December 31, 2023. QSC expected to make eight more install payments, RM 25,514 (approximately $5,559) each, totaling RM 204,112 (approximately $44,466) in Year 2024 until the entire outstanding balance is fully paid off in August 2024.

Hong Kong

QMIS Financial Limited (the “QFL”) and QMIS TBS Capital Group Corp.(the “QTBS”) were incorporated in Hong Kong, and accordingly are subject to income tax at 8.25% on the first HKD 2,000,000 profit and 16.5% on the remaining profits arising in or derived from Hong Kong.

QTBS had accrued an income tax payable of HKD 4,207,800 (approximately $539,482) carried forward from prior periods. In the year ended December 31, 2022, QTBS accrued an additional income tax payable of HKD 1,491,050 (approximately $190,407), based on its taxable income, resulting an outstanding income tax payable of HKD 5,698,850 (approximately $730,479) as of December 31, 2022. In October 2022, QTBS received a notice from the Hong Kong tax authority. The notice indicated that an outstanding income tax payable amounted HKD 5,016,498 (approximately $643,015) due on December 5, 2022.

In 2023, QTBS received five additional notices for the years of assessment 2018/19, 2019/20, 2020/21, 2021/22 and 2022/23 which includes the surcharge of 5% and 10%. The surcharge of 5% was imposed on the balance of total tax unpaid on the due date, and a further surcharge of 10% was added to the amount remaining unpaid (including the surcharge already imposed) for 6 months from the due date.

INCOME TAXES (continued)

For the year of assessment 2021/22, the tax payable is HKD 5,715,514 (approximately $731,757), which included provisional tax of HKD 2,513,249 (approximately $321,771) for the year of assessment 2022/23. As the Company has not yet submitted the tax return for the year of assessment 2022/23, the Hong Kong tax authority is demanding an estimated tax payable of HKD 2,649,308 (approximately $339,191), including 5% surcharge.

As of December 31, 2023, the notices from the Hong Kong tax authority indicated that the outstanding income tax payable was HKD 11,472,778 (approximately $1,468,860). QTBS recorded an income tax penalty of HKD 5,841,928 (approximately $746,189) and paid income tax of HKD 68,000 (approximately $7,808) in the year ended December 31, 2023. On February 28, 2024, the Hong Kong tax authority issued new notices, which indicated that outstanding income tax payable amounted to HKD 12,351,479 (approximately $1,581,360), adding a surcharge of HKD 878,701 (approximately $112,500) from the balance on December 31, 2023.

QTBS has submitted an Installments Application to the Hong Kong tax authority for the tax payable of HKD 12,351,479 (approximately $1,581,360), and proposed to make monthly installments of HK$1,029,290 (approximately $131,780) until the full amount is settled. The payment schedule will commence in April 2024 and continue for 12 months until the outstanding tax is completely paid off. Dr. Chin, our CEO and director, personally guaranteed the payoff of the income tax payable of QTBS.

The income tax payable were as follows:

	December 31,	December 31,
	2023	2022

United States	$-	$-
Malaysia-QSC	44,466	115,947
Malaysia-QR	1,751	-
Hong Kong	1,468,860	730,479
	1,515,077	846,426

The components of the income tax provision were as follows:

	For the Year ended
	December 31,	December 31,
	2023	2022
Current tax provision:
United States	$-	$-
Malaysia-QSC	-	59,234
Malaysia-QR	1,764	-
Hong Kong	746,189	190,407
	747,953	249,641
Deferred tax provision:
United States	-	-
Malaysia-QSC	-	-
Malaysia-QR	-	-
Hong Kong	-	-
	-	-
	$747,953	$249,641

Note 13 - SEGMENT REPORTING

Revenue by service categories

	For the Year Ended December 31,
	2023	2022

Revenue
Consultant services	$2,395,944	$1,154,912
Software development and maintenance services	91,587	106,859
	2,487,531	1,261,771
Operating costs
Consultant services	2,685,270	3,106,725
Software development and maintenance services	81,213	150,756
	2,766,483	3,257,481
Income (loss) from operations
Consultant services	(289,326)	(1,951,813)
Software development and maintenance services	10,374	(43,897)
	(278,952)	(1,995,710)
Other income (expenses)
Consultant services	(253)	(3,581)
Software development and maintenance services	-	-
	(253)	(3,581)
Income (loss) before income tax expense
Consultant services	(289,579)	(1,955,394)
Software development and maintenance services	10,374	(43,897)
	(279,205)	(1,999,291)
Income tax expense
Consultant services	746,189	249,641
Software development and maintenance services	1,764	-
	747,953	249,641
Net income (loss)
Consultant services	(1,035,768)	(2,205,035)
Software development and maintenance services	8,6010	(43,897)
	$(1,027,158)	$(2,248,932)

Capital expenditure
Consultant services	$-	$352
Software development and maintenance services	1,198	-
	$1,198	$352

	December 31,	December 31,
	2022	2021
Total assets
Consultant services	$996,757	$27,973
Software development and maintenance services	183,155	6,543
Other	172,411	180,839
	$1,352,323	$215,355

Note 14 - EQUITY CAPITAL

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

In October 2023, 43,000 shares of common stock were issued at $10.00 per share to an individual for a $430,000.

In December 2023, the Company received proceeds of $90,000 from common stock subscription at $9.00 per share for 10,000 shares of common stock, which were issued in March 2024, and were recorded as common stocks to be issued as of December 31, 2023.

Capital Stock Issued and Outstanding

As of December 31, 2023 and 2022, 301,058,600 and 301,000,100 shares of common stock were issued and outstanding, respectively, and 0 and 0 shares of preferred stock were issued and outstanding, respectively. The number of shares reflects the retrospective presentation of the share issuance on February 13, 2023, due to the recapitalization between entities under common control.

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

Note 16 - SUBSEQUENT EVENTS

Sale of shares

On December 26, 2023, the Company entered into two stock subscription agreements with two individual investors, pursuant to which the Company would issue 10,000 shares of common stock at $9.00 per share, for a total consideration of $90,000. The funds were received on December 26, 2023.

On February 27, 2024, the Company entered into a stock subscription agreement with another individual investor, pursuant to which the Company would issue 20,000 shares of common stock at $9.00 per share, for a total consideration of $180,000. The funds were received on February 27, 2024.

A total of 30,000 shares were issued on March 26, 2024.

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

Since the Future Allocation Shares compensate for the services provided to QMIS Finance, which is not a subsidiary of the Company, the Company, Broad Capital, and Dr. Chin entered in a Replacement Agreement on March 14, 2024. Pursuant to the Replacement Agreement, the parties further acknowledged and agreed that Dr. Chin had previously transferred 1,000,000 shares of common stock of QMIS Finance (the “QFS Shares”) to Broad Capital and its assignees, and that on November 9, 2023, Dr. Chin transferred 2,000,000 shares of QMIS TBS common stock from his personal holdings to YiKim International Limited (the “YiKim Shares”), another assignee of Broad Capital. In the Replacement Agreement, Broad Capital has agreed to substitute 3,000,00 shares previously sent by Dr. Chin, consisting of 1,000,000 shares of QMIS Finance common stock, and 2,000,000 shares of the Company’s common stock, for 3,000,000 of the Future Allocation Shares. Broad Capital also agreed to accept 5,160,000 additional shares of QMIS TBS common stock from Dr. Chin, in addition to the 1,000,000 QFS Shares and the 2,000,000 YiKim Shares previously transferred from Dr. Chin as full settlement of the Future Allocation Shares obligations. On April 2, 2024, per Broad Capital’s instruction, Dr. Chin transferred 3,000,000 shares and 2,160,000 shares of QMIS TBS common stock to Hanxin and Kazi, respectively, from his personal holdings.

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

Convertible Promissory Note

On October 30, 2020, the Company entered into an agreement to issue a convertible promissory note (the "Note") in the principal amount of one million five hundred thousand dollars ($1,500,000), to the Chairman of the Board and CEO, Dr. Yung Kong Chin. The Company will pay interest from the date of issuance of the Note on the unpaid principal balance at the annual rate of interest equal to eight percentage (8%) per Nine months, such principal and interest to be payable on demand. The Note is a general unsecured obligation of the Company. At any time, the unpaid principal amount of the Note and any unpaid interest accrued thereon can be converted into the Company's common stock at $1.50 per share. On April 12, 2024, since the Note has not been issued and no fund has been made to the Company, both the Company and Dr. Chin agreed that the funds will not be advanced and the Note will not be issued.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Subscription Agreement, dated August 30, 2023
10.2	Stock Subscription Agreement, dated July 22, 2023
10.3	Stock Subscription Agreement, dated September 4, 2023
10.4	Stock Subscription Agreement, dated September 21, 2023
21	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	INS XBRL Instance Document*
101	SCH XBRL Schema Document*
101	CAL XBRL Calculation Linkbase Document*
101	DEF XBRL Definition Linkbase Document*
101	LAB XBRL Labels Linkbase Document*
101	PRE XBRL Presentation Linkbase Document*

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

QMIS TBS CAPITAL GROUP CORP.

Date: April 15, 2024	By:	/s/ Chin, Yung Kong
	Name:	Dr. Chin Yung Kong
	Title:	Chief Executive Officer, (Principal Executive Officer),

Date: April 15, 2024	By:	/s/ Ong Kar Yee
	Name:	Ong Kar Yee
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chin, Yung Kong	Date: April 15, 2024
Dr. Chin Yung Kong, Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Ong Kar Yee	Date: April 15, 2024
Ong Kar Yee, Chief Financial Officer (Principal Accounting and Financial Officer), Director