Form 10-Q
period 2024-03-31
QMIS TBS Capital Group Corp.
filed 2024-05-15
CIK 1796160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2024, the issuer had 301,088,000 shares of its common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this “Quarterly Report”), may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, any future COVID-19 outbreaks and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses and individuals take in response to any future COVID-19 outbreaks, including mandatory business closures and restrictions on onsite commercial interactions; the impact of any future COVID-19 outbreak and action taken in response to the COVID-19 outbreak on global and regional economies and economic activity; the pace of recovery when any future COVID-19 outbreak subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth due to geopolitical conditions, including the Russia-Ukraine and Middle East conflicts, or otherwise; our ability to manage our research, development, expansion, growth and operating expenses; our ability to evaluate and measure our business, prospects and performance metrics; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. For a more thorough discussion of these risks, you should read this entire Quarterly Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 15, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

FINANCIAL REPORT

At March 31, 2024, and December 31, 2023, and

for the three months ended March 31, 2024 and 2023

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$120,722	$1,121,580
Accounts receivable, net (Note 4)	2,245	2,701
Prepaid expenses	95,724	48,337
Contract security deposit	9,782	9,430
Project advance (Note 5)	323,365	167,344
Total Current Assets	551,838	1,349,392

Property, plant and equipment, net (Note 6)	2,398	2,589
Operating lease right of use asset, net (Note 10)	224	342
Total Assets	$554,460	$1,352,323

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Note 7)	$54,398	$41,392
Accrued expenses (Note 8)	342,518	398,186
Accrued expenses-related party (Note 10 (3))	-	3,621
Deferred revenue	-	450,000
Service taxes payable (Note 9)	127	163,800
Income taxes payable (Note 12)	1,494,707	1,515,077
Operating lease liabilities – current (Note 11)	300	342
Due to related parties (Note 10 (4))	868,600	872,084
Total Current Liabilities	2,760,650	3,444,502

Total Liabilities	2,760,650	3,444,502

Commitments and Contingencies (Note 14)	-	-

Shareholders' Equity:
Preferred stock, par value $0.0001, 10,000,000 shares authorized; 0 share issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, par value $0.0001, 750,000,000 shares authorized; 301,088,600 and 301,058,600 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively *	30,109	30,106
Common stock to-be issued	-	1
Additional paid-in capital	2,086,091	1,906,093
Retained Earnings (Accumulated deficit)	(4,358,938)	(4,043,012)
Accumulated other comprehensive income	32,470	18,340
Total QMIS TBS Capital Group Corp. shareholders' equity	(2,210,268)	(2,088,472)
Non-controlling interest	4,078	(3,707)
Total Shareholders' Equity (Deficit)	(2,206,190)	(2,092,179)
Total Liabilities and Shareholders' Equity (Deficit)	$554,460	$1,352,323

* Retrospectively restated for effect of share issuances on February 13, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue
Consultant services	$450,000	$776,347
Software development and maintenance services-related parties (Note 10 (1))	28,594	15,727
Software development and maintenance services	1,689	2,593
Total revenue	480,283	794,667

Costs of Revenue
Costs of consultant services	270,708	120,817
Costs of software development and maintenance services	4,639	6,519
Total of costs of revenue	275,347	127,336

Gross Profit	204,936	667,331

Operating Expenses

General and administrative expenses
Payroll and employee benefit	15,496	15,358
Depreciation expenses	120	1,136
Office expenses	36,543	11,690
Rental expenses	12,737	10,241
Due and subscription	32,500	34,250
Taxes expenses	6,120	114
Professional fees	183,685	54,065
Consultant fees	143,151	-
Travel and log	35,763	328
Management fees-related party (Note 9 (2))	203,000	285,189
Advisory Fee-related party (Note 9 (3))	-	3,605
Total general and administrative expenses	669,115	415,976

Total Operating Expenses	669,115	415,976

Income (Loss) from Operation	(464,179)	251,355

Other Income (Expenses)
Interest income	36	11
Gain (loss) on foreign currency transaction	(165)	2,035
Other income (expenses)	156,082	-
Total Other Income (Expenses)	155,953	2,046

Lose before Provision for Income Tax	(308,226)	253,401

Provision for Income Tax	-	19,125

Net Income (Loss)	(308,226)	234,276

Less: net income attributable to non-controlling interest	7,700	461

Net income (loss) attributable to
QMIS TBS Capital Group Corp.	$(315,926)	$233,815

Other comprehensive income (loss)
Effects of foreign currency conversion	14,215	8,369
Total comprehensive income (loss)	(301,711)	242,184
Less: comprehensive income attributable to non-controlling interest	85	445
Comprehensive income (loss) attributable to
QMIS TBS Capital Group Corp.	$(301,796)	$241,739

Basic and Fully Diluted Loss per Share	$(0.00)	$0.00

Weighted average shares outstanding	301,059,933	301,000,100

The accompanying notes are an integral part of these consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

			Common		Retained	Accumulated	Total QMIS TBS		Total
	Ordinary Shares		Stock	Additional	Earnings	Other	Capital Group Corp.		Shareholders'
	Par Value $0.0001 per share		to-be	Paid-in	(Accumulated	Comprehensive	Shareholders'	Non-controlling	Equity
	Shares	Amount	Issued	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Interest	(Deficit)
Balance at
January 1, 2024*	301,058,600	$30,106	$1	$1,906,093	$(4,043,012)	$18,340	$(2,088,472)	$(3,707)	$(2,092,179)

Issuance of common stocks	30,000	3	(1)	179,998	-	-	180,000	-	180,000

Net income	-	-	-	-	(315,926)	-	(315,926)	7,700	(308,226)

Foreign currency translation adjustment	-	-	-	-	-	14,130	14,130	85	14,215
Balances at
March 31, 2024 (unaudited)	301,088,600	$30,109	$-	$2,086,091	$(4,358,938)	$32,470	$(2,210,268)	$4,078	$(2,206,190)

Balance at
January 1, 2023*	301,000,100	30,100	-	1,251,350	(3,013,236)	30,104	(1,701,682)	(6,985)	(1,708,667)

Net income	-	-	-	-	233,815	-	233,815	461	234,276

Foreign currency translation adjustment	-	-	-	-	-	7,924	7,924	445	8,369
Balances at
March 31, 2023 (unaudited)	301,000,100	$30,100	$-	$1,251,350	$(2,779,421)	$38,028	$(1,459,943)	$(6,079)	$(1,466,022)

* Retrospectively restated for effect of share issuances on February 13, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(308,226)	$234,276
Adjustments to reconcile net loss
Depreciation	120	1,136
Amortization of operating lease right-of-use assets	108	6,068
Changes in assets and liabilities
Accounts receivable	380	2,052
Prepaid expenses	(47,481)	(343)
Contract security deposit	(615)	-
Project advance	(156,021)	-
Accounts payable	14,169	(615)
Accrued expenses	(58,043)	4,850
Taxes payable	(175,344)	1,680
Deferred revenue	(450,001)	4,786
Operating lease liabilities	(32)	(4,013)
Net cash used by operating activities	(1,180,986)	249,877

Cash Flows from Investing Activities
Purchase of property and equipment	-	(1,245)
Net cash provided (used) by investing activities	-	(1,245)

Cash Flows from Financing Activities
Shareholders capital contribution	180,000	-
Proceeds from related parties	210,017	86,415
Repayment to related parties	(200,000)	(89,559)
Net cash provided (used) by financing activities	190,017	(3,144)

Effect on changes in foreign exchange rate	(9,889)	(3,440)
Increase (decrease) in cash	(1,000,858)	242,048
Cash at beginning of period	1,121,580	187,437
Cash at end of period	$120,722	$429,485

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$16,212	$17,444

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

On February 13, 2023, the Company entered into a share exchange agreement (the “Share Exchange Agreements”) with the shareholders of all 1,000,100 outstanding shares of common stock of QMIS Securities Capital SDN BHD (“QSC”), which was incorporated by the Companies Commission of Malaysia on January 13, 2015 under the Companies Act 1965 as a private limited company with the name Multi Securities Capital (M) SDN BHD, which was subsequently changed to QMIS Securities Capital (M) SDN BHD on March 19, 2015. The two QSC shareholders were Dr. Chin Yung Kong, the Company’s Chief Executive Officer, and Chin Hua Fung, Dr. Chin’s son.

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

The Company’s organization chart after the share exchange follows:

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

These unaudited interim consolidated financial statements do not include all of the information and disclosure required by the U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments consisting of normal recurring nature considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023.

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

The Company maintains the books and records in the functional currency. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. The resulting exchange differences are recorded in the statements of operations.

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

The exchange rates used for foreign currency translation were as follows:

USD$1 = HKD
Period Covered	Balance Sheet Date Rates	Average Rates

Three months ended March 31, 2024	7.8259	7.8204
Three months ended March 31, 2023	7.8499	7.8391

USD$1 = MYR
Period Covered	Balance Sheet Date Rates	Average Rates

Three months ended March 31, 2024	4.7225	4.7213
Three months ended March 31, 2023	4.4130	4.3872

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the three months ended March 31, 2024 and 2023.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets incurred in  the three months ended March 31, 2024 and 2023.

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

For the three months ended March 31, 2023 and 2022, customer A accounted for 96.1% and 93.7%, respectively, of the Company’s total revenues.

For the three months ended March 31, 2024 and 2023, no vender accounted for more than 10% of the Company’s total purchases.

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

QSC, QWT, QCV, QGE, QBT, QIB, and QR operate in Malaysia and are subject to the income tax laws of Malaysia. QFL and QTBS operate in Hong Kong and are subject to the income tax law of Hong Kong. The local tax authority conducts periodic and ad hoc tax filing reviews on business enterprises after those enterprises complete their relevant tax filings. Therefore, the Company’s tax filings are subject to examination. It is therefore uncertain as to whether the local tax authority may take different views about the Company’s tax filings, which may lead to additional tax liabilities. As of March 31, 2024, and December 31, 2023, all of the Company’s tax returns remain open for statutory examination by relevant tax authorities.

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

Earnings per share

Basic earnings per ordinary share is computed by dividing net earnings attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the years ended March 31, 2024 and December 31, 2023,  the Company had no dilutive stocks.

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

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements – Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modifies the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective. Early adoption is prohibited. The Company does not expect the amendments of this ASU to have a material impact on its consolidated financial statements and related disclosures.

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

The Company incurred net losses of $308,226 in the three months ended March 31, 2024, and a net loss of $1,027,158 in the year ended December 31, 2023. In addition, the Company had accumulated deficit of $4,358,938 and $4,043,012 as of March 31, 2024 and December 31, 2023, respectively. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

Note 4-ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	December 31,
	2024	2023
	(unaudited)

Accounts receivable	$2,245	$2,701
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$2,245	$2,701

Note 5-PROJECT ADVANCE

QRB entered into a Software License Agreement (the "Riverse Agreement") with Riverse Technology SDN BHD ("Riverse"), a company incorporated and registered in Malaysia. Pursuant to the Riverse Agreement, Riverse would supply to QRB a customized "Digital Financing Solutions" System Platform and maintenance services for a total consideration of $1,220,000 payable in five tranches:

1. $152,500 due within 14 days after the effective date of the agreement;

2. $152,500 due within 14 days after the completion of post implementation and acceptance test;

3. $305,000 due within 14 days after the first-year anniversary of the acceptance;

4. $305,000 due within 14 days after the second-year anniversary of the acceptance; and

5. $305,000 due within 14 days after the third-year anniversary of the acceptance.

Pursuant to the Riverse Agreement, Richwood Ventures Berhad, a related party,  made the first payment of $152,500, plus service tax of $9,150, totaling $161,650 (approximately RM 768,161) on behalf of QRB in November 2023, as also disclosed in Note 10 (5). The amount of RM 768,161 was presented as $167,344 due to the change of currency exchange rate on December 31, 2023.

In January 2024, Richwood Ventures Berhad made the second payment of $152,500, plus service tax of $9,150, totaling $161,650 (approximately RM 758,947) on behalf of QRB, as also disclosed in Note 10 (5). The total project advance amount of RM 1,527,108 was presented as $323,365 due to the change of currency exchange rate on March 31, 2024.

Note 6-PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	March 31,	December 31,
	2024	2023
	(Unaudited)

Office furniture	3,140	3,231
Office equipment	12,406	12,762
Leasehold improvements	20,533	21,125
Total	36,079	37,118
Less: Accumulated depreciation	(33,681)	(34,529)
Total property, plant and equipment, net	$2,398	$2,589

Depreciation expense charged to operations was $120 and $1,136 for the three months ended March 31, 2024 and 2023, respectively.

Note 7-ACCOUNTS PAYABLE

Accounts payable consist of the following:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Accounts payable	$4,637	$-
Accounts payable-related parties*	49,761	41,392
Total	$54,398	$41,392

* Refer to Note 9 (4) - Related party transaction.

Note 8-ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Accrued payroll, pension, and employee benefit	$22,702	$34,865
Accrued professional fees	319,629	354,211
Accrued office expenses	187	5,489
Accrued office expenses-related party*	-	3,621
Total	$342,518	$398,186

* Refer to Note 9 (3) - Related party transaction.

Note 9-SERVICE TAXES PAYABLE

In June 2, 2023, the Malaysian government announced a Voluntary Disclosure Program For Indirect Taxes (the "VDP") program to be implemented for twelve months starting from June 6, 2023, to May 31, 2024. VDP offers taxpayers an opportunity to voluntarily disclose outstanding taxes in good faith and encourage tax payments with incentive offers, which includes:

1. 100% remission on penalty;

2. No compounds will be issued under this program; and

3. the period declared under the VDP will not be audited unless there is an element of fraud.

The Company’s management believes that QSC's outstanding service taxes payable is eligible to participate in the VDP program.

QSC had recorded an outstanding service tax payable of RM 417,385 (approximately $99,972) carried forward from prior periods. In the year ended December 31, 2022, QSC accrued a tax penalty of RM 333,908 (approximately $76,883). Accordingly, the outstanding service tax payable amounted to RM 751,293 (approximately $170,750) as of December 31, 2022. In order to participate in the VDP program, QSC's management, with assistance from its outside accountant, reviewed the invoices for services provided, and discovered that certain invoices were for reimbursement rather than for professional service charge. In the context of service tax laws and regulation, reimbursement is  not subject to the service tax. After the review, the Company’s Management amended the outstanding balance of service tax payable to RM 14,400 (approximately $3,137), and submitted to the local tax authority, which approved the submission in the first quarter 2024. QSC fully paid off the outstanding balance of RM 14,400 (approximately $3,137) in the first quarter 2024. Since the local tax authority approved the submission in 2024, the Company remained the full amount of RM 751,293 carried forward, plus $RM 600 accrued for the year 2023, totaling RM 751,893 (approximately $163,800) as of December 31, 2023. In the three months ended March 31, 2024, QSC recorded the overprovision of service tax of RM 736,893 (approximately $156,082) as other income.

Note 10-RELATED PARTY TRANSACTIONS

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

(1)Software development and maintenance services provided to Richwood Ventures Berhad and Panpay Holdings SDN BHD

QMIS Richwood Blacktech SDN BHD (“QR”) provides software development and maintenance servicers to Richwood Ventures Berhad and Panpay Holdings SDN BHD. In the three months ended March 31, 2024, QR generated revenue of $19,063 and $9,531 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively. In the three months ended March 31, 2023, QR generated revenue of $10,257 and $5,470 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively. There was no outstanding balance due to/from these two related parties as of March 31, 2024, and December 31, 2023, respectively.

(2)Management fees paid to QMIS Financial Group Limited

QMIS Finance Limited ("QFL") and QMIS TBS Capital Group Corp. ("QTBS") paid management fees to QMIS Financial Group Limited for general and administrative services, such as office space and bookkeeping. The management fees amounted to $203,000 and $285,189 in the three months ended March 31, 2024 and 2023, respectively. There was no outstanding balance for accounts payable to QMIS Finance Group Limited as of March 31, 2024, and December 31, 2023, respectively.

(3)Advisory fees paid to QMIS Asset Management Limited

QMIS Finance Limited ("QFL") and QMIS TBS Capital Group Corp. ("QTBS") paid advisory fees to QMIS Asset Management Limited for assistance in operating strategy design and consultant services. The advisory fees amounted to $0 and $3,605 in the three months ended March 31, 2024 and 2023, respectively. The accrued expenses for QMIS Asset Management Limited amounted to $0 and $3,621 as of March 31, 2024, and December 31, 2023, respectively.

(4)Accounts payable to Pantop Millennium SDN BHD

Pantop Millennium SDN BHD has provided general and administrative services, such as office space and bookkeeping, to QMIS Richwood Blacktech SDN BHD ("QR") since its inception in June 2021. The amount of the services was $9,531 and $10,257 for the three months ended March 31, 2024 and 2023, respectively. The account payable to Pantop Millennium SDN BHD amounted to $49,761 and $41,392 as of March 31, 2024, and December 31, 2023, respectively.

(5)Due to related parties

Since QMIS Richwood Blacktech SND BHD ("QR") did not have a bank account until November 2022, Pantop Venture Capital SDN BHD has traditionally paid QR's expenses for its operation. These advanced payments are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

As disclosed in Note 5, Richwood Ventures Berhad paid the first project advance of $161,650 in November 2023, and the second project advance of $161,650, on behalf of QMIS Richwood Blacktech SDN BHD. These advanced payments are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances. Due to the change of the currency exchange rate, the outstanding balance was presented as $296,049 and $158,848 as of March 31, 2024 and December 31, 2023, respectively.

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

Due to related parties consists of the following:

	March 31,	December 31,
	2024	2023
	(Unaudited)

Mr. Yung Kong Chin	$486,298	$625,185
Pantop Venture Capital SDN BHD	60,697	62,445
Richwood Ventures Berhad	296,049	158,848
Mr. Kar Yee Ong, CFO	25,556	25,606
Total	$868,600	$872,084

(6) Compensation paid to directors and officers

As noted above, Mr. Yung Kong Chin, Mr. Hua Fung Chin, Mr. Kar Yee Ong, and Ms. Tingting Gu lead the consultant service team which provides consultant services to customers. Their compensation was included in the costs of consultant services.

Compensation paid to directors and officers consists of the following:

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Mr. Yung Kong Chin	$219,270	$24,553
Mr. Hua Fung Chin	11,116	10,257
Mr. Kar Yee Ong, CFO	30,167	10,941
Total	$260,553	$45,751

Note 11-LEASES

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

The components of lease costs, lease term and discount rate with respect of operating leases with an initial term of more than 12 months are as follows:

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
	(Unaudited)	(Unaudited)

Operating lease cost	$118	$6,277

	March 31,	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Weighted Average Remaining Lease Term - Operating leases	0.50 years	0.38 years

Weighted Average Discount Rate - Operating leases	8.00%	8.00%

As of March 31, 2024, future minimum lease payments under the non-cancelable lease agreements are as follows:

March 31,
2024
(Unaudited)
Lease payments in Year 2024	$305
Less: imputed interest	(5)
Total lease liabilities-current	300

Note 12-INCOME TAXES

United States

QMIS USA is a company registered in the State of Delaware incorporated in November 21, 2019 and subjects to federal income tax at 21% statutory tax rate with respect to the profit generated from the United States.

Malaysia

QMIS Securities Capital (M) SDN BHD ("QSC"), QMIS World Trade International SDN BHD, QMIS Capital Venture SDN BHD, QMIS Green Energy Berhad, QMIS Biotech Group Berhad, QMIS Investment Bank Limited, and QMIS Richwood Blacktech SDN BHD ("QRB") were incorporated in Malaysia, and accordingly are governed by the income tax laws of Malaysia. The income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations, and practices. Under the Income Tax Act of Malaysia, enterprises incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while prefer, tax holidays, and tax exemptions may be granted on a case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of MYR2,500,000 or less, and gross income of not more than MYR50 million) is 17% for the first MYR600,000 (or approximately $150,000) taxable income, with the remaining balance being taxed at the 24% rate.

QSC had recorded an outstanding income tax payable of RM 504,754 (approximately $120,899) carried forward from prior periods as indicated in the tax filing. In August 2022, QSC's management, with assistance from its outside accountant, accessed its income tax payable position and believed that the outstanding balance amount to RM 765,284 (approximately $180,133), and accordingly accrued an income tax penalty of RM 260,530 (approximately $59,234). QSC made payment of RM 153,057 (approximately $38,512) and applied to pay the balance of RM 612,227 (approximately $141,621) in 24 install payments. In September 2022, the local tax authority approved the application to allow QSC to make 24 install payments monthly with each payment of RM 25,509 (approximately $6,419), beginning from September 2022. Accordingly, QSC made four install payments, totaling RM 102,036 (approximately $25,674) from September 2022 to December 2022, leaving an outstanding balance of RM 510,191(approximately $115,947) as of December 31, 2022.

QSC continued to make install payment of RM 25,509 (approximately $6,419) in January and February 2023. On March 1, 2023, the local tax authority issued a notice to QSC to slightly increase the install payment amount to RM 25,514  (approximately $6,420). Accordingly, QSC made 12 installment payments, totaling RM 306,158  (approximately $71,500) in the year ended December 31, 2023, leaving an outstanding balance of RM 204,112  (approximately $44,466) as of December 31, 2023.

In the three months ended March 31, 2024, QSC made three installment payments, RM 25,514  (approximately $5,404) each, totaling RM 76,542  (approximately $16,212). As of March 31, 2024, QSC expected to make five more installment payments, RM 25,514  (approximately $5,403) each, totaling RM 127,570  (approximately $27,013) in 2024 until the entire outstanding balance is fully paid off in August 2024.

Hong Kong

QMIS Financial Limited ("QFL") and QMIS TBS Capital Group Corp. ("QTBS") were incorporated in Hong Kong, and accordingly are subject to income tax at 8.25% on the first HKD 2,000,000 profit and 16.5% on the remaining profits arising in or derived from Hong Kong.

QTBS had accrued an income tax payable of HKD 4,207,800 (approximately $539,482) carried forward from prior periods. In the year ended December 31, 2022, QTBS accrued an additional income payable of HKD 1,491,050 (approximately $190,407), based on its taxable income, resulting an outstanding income tax payable of HKD 5,698,850 (approximately $730,479) as of December 31, 2022. In October 2022, QTBS received a notice from the Hong Kong tax authority. The notice indicated that an outstanding income payable amounted HKD 5,016,498 (approximately $643,015) due on December 5, 2022.

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

QTBS has submitted an Installments Application to the Hong Kong tax authority for the tax payable of HKD 12,351,479 (approximately $1,581,360), and proposed to make monthly instalments of HK$1,029,290 (approximately $131,780) until the full amount is settled. The payment schedule commenced in April 2024 and will continue for 12 months until the outstanding tax is completely paid off. Dr. Chin, the Company’s CEO and director, personally guaranteed the payoff of the income tax payable of QTBS.

In April 2024, QTBS made the first payment of HKD 1,029,290 (approximately $131,120) with loans from Dr. Chin.

The income tax payable were as follows:

	March 31,	December 31,
	2024	2022
	(Unaudited)
United States	$-	$-
Malaysia-QSC	27,013	44,466
Malaysia-QRB	1,702	1,751
Hong Kong	1,465,992	1,468,860
	1,494,707	1,515,077

The components of the income tax provision were as follows:

For the Three Months ended
	March 31,	March 31,
	2024	2023
Current tax provision:	(Unaudited)	(Unaudited)
United States	$-	$-
Malaysia-QSC	-	-
Malaysia-QRB	-	-
Hong Kong	-	19,125
	-	19,125
Deferred tax provision:
United States	-	-
Malaysia-QSC	-	-
Malaysia-QRB	-	-
Hong Kong	-	-
	-	-
	$-	$19,125

Note 13-SEGMENT REPORTING

Revenue by service categories

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue
Consultant services	$450,000	$776,347
Software development and maintenance services	30,283	18,320
	480,283	794,667
Operating costs
Consultant services	930,292	526,051
Software development and maintenance services	14,170	17,261
	944,462	543,312
Income (loss) from operations
Consultant services	(480,292)	250,296
Software development and maintenance services	16,113	1,059
	(464,179)	251,355
Other income (expenses)
Consultant services	155,953	2,046
Software development and maintenance services	-	-
	155,953	2,046
Income (loss) before income tax expense
Consultant services	(324,339)	252,342
Software development and maintenance services	16,113	1,059
	(308,226)	253,401
Income tax expense
Consultant services	-	19,125
Software development and maintenance services	-	-
	-	19,125
Net income (loss)
Consultant services	(324,339)	233,217
Software development and maintenance services	16,113	1,059
	$(308,226)	$234,276

Capital expenditure
Consultant services	$-	$-
Software development and maintenance services	-	1,245
	$-	$1,245

	March 31,	December 31,
	2024	2023
	(Unaudited)
Total assets
Consultant services	$49,138	$996,757
Software development and maintenance services	349,952	183,155
Other	155,370	172,411
	$554,460	$1,352,323

Note 14-EQUITY CAPITAL

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

In October 2023, 43,000 shares of common stock were issued at $10.00 per share to an induvial for a $430,000.

In December, 2023, the Company entered into two stock subscription agreements with two individual investors, pursuant to which the Company would issue 10,000 shares of common stock at $9.00 per share, for a total consideration of $90,000. The funds were received in December, 2023 and the stocks were issued in March 2024.

In February, 2024, the Company entered into a stock subscription agreement with another individual investor, pursuant to which the Company would issue 20,000 shares of common stock at $9.00 per share, for a total consideration of $180,000. The funds were received in February 2024, and the shares were issued in March 2024.

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

Capital Stock Issued and Outstanding

As of March 31, 2024, and December 31, 2023, 301,088,600 and 301,058,600 shares of common stock were issued and outstanding, respectively, and 0 and 0 shares of preferred stock were issued and outstanding, respectively. The number of shares reflects the retrospective presentation of the share issuance on February 13, 2023, due to the recapitalization between entities under common control.

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

Note 16-SUBSEQUENT EVENTS

Payment of Hong Kong Income Tax

As more fully disclosed in Note 12 - Income Taxe, QTBS made a payment of HKD 1,029,290 (approximately $131,120) with loans from Dr. Chin toward the outstanding payable balance of  Hong Kong income tax.

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

For the purposes of this Quarterly Report, QMIS TBS Capital Group Corp, QSC, QFL, QTBS, QR, QIB, QGE, QBT, QWT and QCV will be referred to as the “Company.”

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

The Company owns 100% of QSC, which owns:

•100% of QTBS;

•100% of QFL;

•99.9% of QCV;

•70% of QWT;

•20% of QBT; and

•20% of QMIS Green Energy Berhad (“QGE”) (formerly QMIS Waste Management Group Berhad).

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

As of the date of this Quarterly Report, QFL, QTBS and QSC were working together to provide consultant services, while QR was engaged in the business of electronic payment solution. The other companies, QCV, QWT, QBT, QGE, and QMB were not engaged in business as of the date of this Quarterly Report.

Recent Developments

Certificate of Amendment

On April 23, 2024, Company’s Board of Directors (the “Board”) approved and recommended to the Company’s shareholders for approval a certificate of amendment (the “Amendment”) to the Company’s Certificate of Incorporation, as amended to date (the “Certificate”).

Pursuant to the Amendment, the Company amended the Certificate to provide that as permitted under the Delaware General Corporation Law, the Chairman of the Company has two (2) votes on each matter voted on by the Board of Directors.  The Amendment also confirms that as of the date of the Amendment, Dr. Yung Kong Chin is the Chairman of the Board.

On April 23 and 24, 2024, the holders of  an aggregate of 292,914,670 shares of the Company’s common stock, or approximately 97.29% of the total shares outstanding, voted to approve the Amendment.

Subsequently, on April 29, 2024, the Amendment was filed with the Secretary of State of the State of Delaware, and the Amendment took effect upon filing.

Appointment of Additional Directors

On May 5, 2024, the Board appointed four additional members of the Board: Dr. Hj Mazlan Bin Ahmad; Lee Chang Yee; Wei Chen, Jerry; and Lim Bing Khim, effective as of that date.

Biographical information about the new members of the Board can be found in the Current Report filed by the Company with the U.S. Securities and Exchange Commission on May 8, 2024.

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

As of the date of this Quarterly Report, QR did not hold an e-money issuer (EMI) license, but instead uses the license held by ManagePay Services Sdn. Bhd. (“MPay”). QR operates as a white-label partner of MPay, utilizing MPay’s EMI license, which is regulated by BNM. This partnership enables QR to provide e-wallet services to its customers under its own brand, while ensuring compliance with applicable regulations through MPay’s license.

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

Financial Overview

For the three months ended March 31, 2024 and 2023, we generated revenues of $480,283 and $794,667, respectively, and reported net loss of $308,226 and net profit of $234,276 respectively, with cash used in operating activities of $1,180,986 compared to cash inflow from operating activities of $249,877, respectively. As noted in our unaudited consolidated financial statements, as of March 31, 2024, we had an accumulated deficit of $4,358,938.

Results of Operations

Comparison of Results of Operations for the Three Months ended March 31, 2024 and 2023

The following table summarizes our operating results as reflected in our statements of income during the three months ended March 31, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended March 31,
	2024		2023		Variance
		% of		% of
	Amount	revenue	Amount	revenue	Amount	% of
REVENUE	$480,283	100.0%	$794,667	100.0%	$(314,384)	-39.6%
COST OF REVENUE	275,347	57.3%	127,336	16.0%	148,011	116.2%
GROSS PROFIT	204,936	42.7%	667,331	84.0%	(462,395)	-69.3%

Operating expenses
Selling expenses
General and administrative expenses	669,115	139.3%	415,976	52.3%	253,139	60.9%
Research and development expenses
Total operating expenses	669,115	139.3%	415,976	52.3%	253,139	60.9%

Income from operations	(464,179)	-96.6%	251,355	31.6%	(715,534)	-284.7%

Other income (expenses)	155,953	32.5%	2,046	0.3%	153,907	7522.3%

Income before income tax provision	(308,226)	-64.2%	253,401	31.9%	(561,627)	-221.6%

Provision for income taxes	-		19,125	2.4%	(19,125)	-100.0%

Net income / (loss)	(308,226)	-64.2%	234,276	29.5%	(542,502)	-231.6%

Less: net income attributable to non-controlling interest	7,700	1.6%	461	0.1%	7,239	1570.3%

NET INCOME ATTRIBUTABLE TO QMIS TBS CAPITAL GROUP CORP	$(315,926)	-65.8%	$233,815	29.4%	$(549,741)	-235.1%

This reduction in net income by $542,502, or 231.6%, is attributed to a combination of decreased revenue and increased cost of revenue. Specifically, our revenue experienced a substantial decrease of $314,384, or 39.6%, from $794,667 in the three months ended March 31, 2023, to $480,283 in the same period in 2024.

Revenues

Our different revenue sources for the three months ended March 31, 2024 and 2023, were as follows:

	For the Three Months Ended March 31,
	2024		2023		Variance
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%

Consultant services	$450,000	93.7%	$776,347	97.7%	$(326,347)	-42.0%
Software development and maintenance services-Related parties	28,594	6.0%	15,727	2.0%	12,867	81.8%
Software development and maintenance services	1,689	0.4%	2,593	0.3%	(904)	-34.9%
Total revenue	480,283	100.0%	794,667	100.0%	(314,384)	-39.6%

For the three months ended March 31, 2024, the Company reported total revenues of $480,283, a decrease of 39.6% from $794,667 reported in the same period in 2023. The decrease in revenues can be attributed to the following reasons:

(i)Consultant Services: Consultant services continue to represent the majority of our revenue, constituting 93.7% of the total revenue in the three months ended March 31, 2024, compared to 97.7% in the same period of 2023. Revenue from consultant services saw a significant decline of 42.0%, dropping from $776,347 in 2023 to $450,000 in 2024. The reduction in consultant service revenue is primarily due to a decrease in client engagements within the first quarter, which have experienced budget cuts and project delays due to economic uncertainties. Despite the decline, consultant services remain a core focus for the Company, and efforts are underway to diversify the client base and enhance service offerings to adapt to changing market demands.

(ii)Software Development and Maintenance Services - Related Parties: Revenue from software development and maintenance services provided to related parties increased by 81.8% to $28,594, from $15,727 in the same period in 2023, primarily due to the expansion of services provided to existing related entities. This segment had contributed 6% of the total revenue.

(iii)Software Development and Maintenance Services: This segment experienced a decline of 34.9%, with revenues decreasing from $2,593 in 2023 to $1,689 in 2024. It contributes the least as of this reporting period.

Cost of Sales

The following table sets forth the breakdown of our total cost of sales for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024		2023		Variance
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
Cost of Revenue
Consultant services	$270,708	98.3%	$120,817	94.9%	$149,891	124.1%
Software development and maintenance services	4,639	1.7%	6,519	5.1%	(1,880)	-28.8%
Total cost of revenue	275,347	100.0%	127,336	100.0%	148,011	116.2%

During the three months ended March 31, 2024, our total cost of revenue increased by $148,011, representing a 116.2% rise, and reached $275,347 compared to $127,336 for the same period in 2023.

The cost associated with consultant services amounted to $270,708, accounting for 98.3% of the total cost of revenue in 2024. In comparison, for the corresponding period in 2023, the cost of consultant services was $120,817, representing 94.9% of the total cost of revenue. The increase of $149,891, or a 124.1% surge, indicates escalated expenses related to consultant services in the first quarter of 2024.

The cost of software development amounted to $4,639, comprising 1.7% of the total costs for the three months ended March 31, 2024, compared to $6,519 for the same period in 2023.

Gross Profit

The following table sets forth the breakdown of our total gross profit for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024		2023		Variance
		% of		% of
	Amount	revenue	Amount	revenue	Amount	%
Consultant services	$179,0292	87.5%	$655,530	98.2%	$(476,238)	-72.6%
Software development and maintenance	25,644	12.5%	11,801	1.8%	13,843	117.3%
Total Gross Profit	204,936	100.0%	667,331	100.0%	(462,395)	-69.3%

Our gross profit decreased by $462,395 or 69.3% to $204,936 in the three months ended March 31, 2024, from a gross profit of $667,331 in the same period of 2023, primarily due to the decreases of $476,238 in gross profit from consultant services, as a result of a significant reduction in billable hours and rates of our consultancy activities following a strong rebound in the last quarter of 2023.

Operating Expenses

The following table sets forth the breakdown of our total operating expenses for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024		2023		Variance

	Amount	%	Amount	% of	Amount	%
General and Administrative Expenses
Payroll and employee benefit	$15,496	2.3%	$15,358	3.7%	$138	0.9%
Depreciation expenses	120	0.0%	1,136	0.3%	(1,016)	-89.4%
Office expenses	36,543	5.5%	11,690	2.8%	24,853	212.6%
Rental expenses	12,737	1.9%	10,241	2.5%	2,496	24.4%
Due and subscription	32,500	4.9%	34,250	8.2%	(1,750)	-5.1%
Taxes expenses	6,120	0.9%	114	0.0%	6,006	5268.4%
Professional fees	183,685	27.5%	54,065	13.0%	129,620	239.7%
Consultant fees	143,151	21.4%	-	-	143,151	100.0%
Travel and lodging	35,763	5.3%	328	0.1%	35,435	10803.4%
Management fees-related party (Note 9 (2))	203,000	30.3%	285,189	68.6%	(82,189)	-28.8%
Advisory fee-related party (Note 9 (3))	-	-	3,605	0.9%	(3,605)	-100.0%
Total operating expenses	$669,115	100.0%	$415,976	100.0%	$253,139	60.9%

General and Administrative Expenses

Our general and administrative expenses primarily consist of professional fees, consultant fees, office expenses, payroll and employee benefits, rental expenses, travel and lodging, and management fees. The total general and administrative expenses for the three months ended March 31, 2024, amounted to $669,115, which represents a substantial increase of $253,139 or 60.9% compared to the $415,976 incurred in the same period in 2023.

The increase in general and administrative expenses can be attributed to several significant factors:

(i)Professional Fees: This category showed a substantial increase, as professional fees amounted to $183,685, which increased by $129,620 or 239.7% compared to the previous period. This rise indicates a greater utilization of professional services. The increase in professional fees is mainly attributed to counsel fees from the US, Hong Kong, and Malaysia. The significant increase in professional fees is chiefly related to our efforts to become publicly traded on a national exchange, involving extensive legal and financial advisory services.

(ii)Consultant Fees: The largest increase in costs came from consultant fees, as consultant fees amounted to $143,151, where there were none reported in the previous year. This rise indicates new engagement and increased utilization of external consulting services for going public.

(iii)Travel and Lodging: Travel and lodging expenses increased dramatically by $35,435 or 10,803.4%, due to intensified travel activities during the accounting period, as the Management traveled to the US to seek assistant for going public.

(iv)Office Expenses: There was a significant rise in office expenses, increasing by $24,853 or 212.6%, due to expanded operations, including the effort of going public.

(v)Offset by decrease in management fees-related party: There was a decrease in management fees-related party by $82,189 or 28.8%, as there was less need for business advice and administrative services from the related party for the three months ended March 31, 2024.

As a percentage of revenues, general and administrative expenses were 139.3% and 52.3% of our revenues for the three months ended March 31, 2024 and 2023, respectively

Other Income (Expenses), Net

Our other income (expenses) primarily consists of revision of overprovision of service tax of $156,082 from QSC, as more fully disclosed in Note 9 to the consolidated financial statements, interest income generated from bank deposits and gains and losses on foreign currency transactions. Net interest income increased by $25 during the three months ended March 31, 2024. Additionally, there were net losses of $165 and net gains of $2,035 the three months ended March 31, 2024 and 2023, respectively, in foreign currency transactions due to the fluctuations in foreign currency exchange rates.

Income Tax Expense

In the three months ended March 31, 2024, no income tax was accrued due to the net losses, compared to income tax expenses of $19,125 recorded in the corresponding period of 2023, following a notice from the local tax authority.

Net Income (Loss)

As a result of the foregoing, we reported a net loss of $308,226 for the three months ended March 31, 2024, representing a substantial decrease of $542,502, or 231.6%, compared to the net income of $234,276 reported for the same period in 2023.

Net Loss Attributable to Non-controlling Interest

As referenced in the discussion of our company structure, we have non-controlling interest in our equity, meaning the portion of the equity in the subsidiaries of the Company not attributable, directly or indirectly to the Company. Accordingly, we recorded non-controlling interest income attributable to the non-controlling interest. In the three months ended March 31, 2024, we recorded a net income attributable to the non-controlling interest of $7,700 and $461 in the three months ended March 31, 2023.

Net income (loss) attributable to QMIS TBS Capital Group Corp.

As a result of the foregoing, we reported a net loss attributable to QMIS TBS Capital Group Corp. of $315,926 for the three months ended March 31, 2024, representing a $549,741 or 235.1% decrease from a net profit of $233,815 for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had $120,722 in cash as compared to $1,121,580 as of December 31, 2023. We also had $323,365 in project advance primarily for a digital platform and $95,724 in prepaid expenses as of March 31, 2024.

The Company incurred a loss of $308,226 and a profit of $234,276 for the three months ended March 31, 2024 and 2023, respectively. The Company also had working capital deficit of $2,208,812 and $2,095,110 as of March 31, 2024, and 2023, respectively. In addition, the Company had accumulated deficit of $4,358,938 and $4,043,012 as of March 31, 2024, and March 31, 2023, respectively. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

The following table sets forth summary of our cash flows for the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
	2024	2023

Net cash used by operating activities	$(1,180,986)	$249,877
Net cash provided (used) by investing activities	-	(1,245)
Net cash provided (used) by financing activities	190,017	(3,144)
Effect on changes in foreign exchange rate	(9,889)	(3,440)
NET CHANGE IN CASH	(1,000,858)	242,048
CASH BEGINNING OF YEAR	1,121,580	187,437
CASH END OF YEAR	$120,722	$429,485

Operating Activities

For the three months ended March 31, 2024, net cash used by operating activities was significant, totaling $1,180,986, primarily consisting of the following:

•Net loss of $308,226 for the three months ended March 31, 2024.

•A decrease of $450,001 in deferred revenue, as we received an upfront payment of $450,001 in December 2023, for services to-be provided in the first quarter 2024;

•An increase of $156,021 in project advance for the development of a software;

•A decrease of $175,344 in taxes payable, primarily due to the revision of overprovision of service tax payable from QSC.

Net cash provided by operating activities was $249,877 in the three months ended March 31, 2023, primarily consisting of the following:

•Net income of $234,276.

•Increase of $4,850 in accrued expenses, due to increase in professional expenses related to SEC filings.

•Increase of $4,786 in deferred revenue from a related party.

Investing Activities

There were no investing activities in the three months ended March 31, 2024. For the three months ended March 31, 2023, net cash used in investment activities was $1,245 for purchase of fixed assets.

Financing Activities

For the three months ended March 31, 2024, the financing activities of the company resulted in a net cash inflow of $190,017, primarily consisting of the following:

•Proceeds of $180,000 from sale of common stocks.

•Proceeds of $210,017 from loans from Related Parties.

Offset by a repayment of $200,000 to loans from related parties;

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

As of March 31, 2023, future minimum lease payments under the non-cancelable lease agreements are as follows:

March 31,
2024
(unaudited)
Lease payment in Year 2024	305
Less: imputed interest	(5)
Total lease liabilities-current	300

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

The issuance and sale of the shares to the shareholder in the transaction listed above were made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, based on the following factors: (i) the number of offerees or purchasers, as applicable; (ii) the absence of general solicitation; (iii) investment representations obtained from the investors; (iv) the provision of appropriate disclosure; and (v) the placement of restrictive legends on the certificates reflecting the securities.

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

Dated: May 15, 2024

	By:	/s/ Yung Kong Chin
Yung Kong Chin
Chief Executive Officer
(Principal Executive Officer)
Dated: May 15, 2024
	By:	/s/ Ong Kar Yee
Ong Kar Yee
Chief Financial Officer
(Principal Financial Officer)