Form 10-Q
period 2024-06-30
QMIS TBS Capital Group Corp.
filed 2024-08-22
CIK 1796160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

_____________________________________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 22, 2024, the issuer had 301,088,600 shares of its common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this “Quarterly Report”), may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, commencement of business operations, business strategy, statements related to the expected effects on our business from the novel coronavirus (“COVID-19”) and other similar matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “hope,” “intend,” “project,” “positioned” or “strategy” or other comparable terminology. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. These statements are subject to many risks, uncertainties and other important factors that could cause actual future results to differ materially from those expressed in the forward-looking statements including, but not limited to, any future COVID-19 outbreaks and impact on the demand for the products we distribute; our ability to obtain the products from the manufacturer; actions governments, businesses and individuals take in response to any future COVID-19 outbreaks, including mandatory business closures and restrictions on onsite commercial interactions; the impact of any future COVID-19 outbreak and action taken in response to the COVID-19 outbreak on global and regional economies and economic activity; the pace of recovery when any future COVID-19 outbreak subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth due to geopolitical conditions, including the Russia-Ukraine and Middle East conflicts, or otherwise; our ability to manage our research, development, expansion, growth and operating expenses; our ability to evaluate and measure our business, prospects and performance metrics; our inability to sustain profitable sales growth; and circumstances or developments that may make us unable to implement or realize the anticipated benefits, or that may increase the costs, of our current and planned business initiatives. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. For a more thorough discussion of these risks, you should read this entire Quarterly Report carefully, as well as the risks discussed under “Risk Factors” in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 15, 2024.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

FINANCIAL REPORT

At June 30, 2024, and December 31, 2023, and

for the six months ended June 30, 2024 and 2023

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$51,647	$1,121,580
Accounts receivable, net (Note 4)	1,145	2,701
Prepaid expenses	6,502	48,337
Contract security deposit	10,169	9,430
Project advance(Note 5)	323,838	167,344
Total Current Assets	393,301	1,349,392

Property, plant and equipment, net (Note 6)	3,043	2,589
Operating lease right of use asset, net (Note 10)	113	342
Total Assets	$396,457	$1,352,323

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable (Note 7)	$54,075	$41,392
Accrued expenses (Note 8)	433,110	398,186
Accrued expenses-related party (Note 10 (3))	-	3,621
Deferred revenue	-	450,000
Service taxes payable (Note 9)	-	163,800
Income taxes payable (Note 12)	1,366,245	1,515,077
Operating lease liabilities – current (Note 11)	151	342
Due to related parties (Note 10 (4))	988,610	872,084
Total Current Liabilities	2,842,191	3,444,502

Total Liabilities	2,842,191	3,444,502

Commitments and Contingencies (Note 14)	-	-

Shareholders' Equity:
Preferred stock, par value $0.0001, 10,000,000 shares authorized; 0 share issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, par value $0.0001, 750,000,000 shares authorized; 301,088,600 and 301,058,600 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively *	30,109	30,106
Common stock to-be issued	-	1
Additional paid-in capital	2,086,091	1,906,093
Retained Earnings (Accumulated deficit)	(4,598,640)	(4,043,012)
Accumulated other comprehensive income	24,951	18,340
Total QMIS TBS Capital Group Corp. shareholders' equity	(2,457,489)	(2,088,472)
Non-controlling interest	11,755	(3,707)
Total Shareholders' Equity (Deficit)	(2,445,734)	(2,092,179)
Total Liabilities and Shareholders' Equity (Deficit)	$396,457	$1,352,323

The accompanying notes are an integral part of these consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Consultant services	$-	$319,937	$450,000	$1,096,284
Consultant services-related parties (Note 10 (7))	120,079	-	120,079
Software development and maintenance services-related parties (Note 10 (1))	28,535	15,243	57,129	30,970
Software development and maintenance services	1,664	568	3,353	3,161
Total revenue	150,278	335,748	630,561	1,130,415

Costs of Revenue
Costs of consultant services	48,716	291,636	319,424	412,453
Costs of software development and maintenance services	4,629	9,695	9,268	16,214
Total of costs of revenue	53,345	301,331	328,692	428,667

Gross Profit	96,933	34,417	301,869	701,748

Operating Expenses

General and administrative expenses
Payroll and employee benefit	6,959	12,115	22,455	27,473
Depreciation expenses	121	997	241	2,133
Office expenses	9,674	7,307	46,217	18,997
Rental expenses	10,988	9,578	23,725	19,819
Due and subscription	-	5,300	32,500	39,550
Taxes expenses	5,026	133	11,146	247
Professional fees	229,318	191,802	413,003	245,867
Consultant fees	33,400	-	176,551	-
Travel and log	33,390	60,558	69,153	60,886
Management fees-related party (Note 9 (2))	-	99,977	203,000	385,166
Advisory Fee-related party (Note 9 (3))	-	3,600	-	7,205
Total general and administrative expenses	328,876	391,367	997,991	807,343

Total Operating Expenses	328,876	391,367	997,991	807,343

Income (Loss) from Operation	(231,943)	(356,950)	(696,122)	(105,595)

Other Income (Expenses)
Interest income	12	224	48	235
Gain (loss) on foreign currency transaction	(124)	(1,462)	(289)	573
Other income (expenses)	-	-	156,082	-
Total Other Income (Expenses)	(112)	(1,238)	155,841	808

Lose before Provision for Income Tax	(232,055)	(358,188)	(540,281)	(104,787)

Provision for Income Tax	-	77	-	19,202

Net Income (Loss)	(232,055)	(358,265)	(540,281)	(123,989)

Less: net income attributable to non-controlling interest	7,647	(2,297)	15,347	(1,836)

Net income (loss) attributable to
QMIS TBS Capital Group Corp.	$(239,702)	$(355,968)	$(555,628)	$(122,153)

Other comprehensive income (loss)
Effects of foreign currency conversion	(7,489)	23,004	6,726	31,373
Total comprehensive income (loss)	(247,191)	(332,964)	(548,902)	(90,780)
Less: comprehensive income attributable to non-controlling interest	30	435	115	880
Comprehensive income (loss) attributable to
QMIS TBS Capital Group Corp.	$(247,221)	$(333,399)	$(549,017)	$(91,660)

Basic and Fully Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	301,088,600	301,000,100	301,074,346	301,000,100

The accompanying notes are an integral part of these consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Ordinary Shares		Stock	Additional	Earnings	Other	Capital Group Corp.		Shareholders'
	Par Value $0.0001 per share		to-be	Paid-in	(Accumulated	Comprehensive	Shareholders'	Non-controlling	Equity
	Shares	Amount	Issued	Capital	Deficit)	Income (Loss)	Equity (Deficit)	Interest	(Deficit)
Balance at
January 1, 2024*	301,058,600	$30,106	$1	$1,906,093	$(4,043,012)	$18,340	$(2,088,472)	$(3,707)	$(2,092,179)

Issuance of common stocks	30,000	3	(1)	179,998	-	-	180,000	-	180,000

Net income	-	-	-	-	(315,926)	-	(315,926)	7,700	(308,226)

Foreign currency translation adjustment	-	-	-	-	-	14,130	14,130	85	14,215
Balances at
March 31, 2024 (unaudited)	301,088,600	$30,109	$-	$2,086,091	$(4,358,938)	$32,470	$(2,210,268)	$4,078	$(2,206,190)

Net income	-	-	-	-	(239,702)	-	(239,702)	7,647	(232,055)

Foreign currency translation adjustment	-	-	-	-	-	(7,519)	(7,519)	30	(7,489)
Balances at
June 30, 2024 (unaudited)	301,088,600	$30,109	$-	$2,086,091	$(4,598,640)	$24,951	$(2,457,489)	$11,755	$(2,445,734)

Balance at
January 1, 2023*	301,000,100	30,100	-	1,251,350	(3,013,236)	30,104	(1,701,682)	(6,985)	(1,708,667)

Net income	-	-	-	-	233,815	-	233,815	461	234,276

Foreign currency translation adjustment	-	-	-	-	-	7,924	7,924	445	8,369
Balances at
March 31, 2023	301,000,100	$30,100	$-	$1,251,350	$(2,779,421)	$38,028	$(1,459,943)	$(6,079)	$(1,466,022)

Net income	-	-	-	-	(355,968)	-	(355,968)	(2,297)	(358,265)

Foreign currency translation adjustment	-	-	-	-	-	22,569	22,569	435	23,004
Balances at
June 30, 2023	301,000,100	$30,100	$-	$1,251,350	$(3,135,389)	$60,597	$(1,793,342)	$(7,941)	$(1,801,283)

The accompanying notes are an integral part of these consolidated financial statements.

QMIS TBS CAPITAL GROUP CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net loss	$(540,281)	$(123,989)
Adjustments to reconcile net loss
Depreciation	241	2,133
Amortization of operating lease right-of-use assets	219	12,065
Changes in assets and liabilities
Accounts receivable	1,481	(102,706)
Prepaid expenses	41,749	(338)
Contract security deposit	(986)	(40)
Project advance	(156,494)	-
Accounts payable	13,753	5,005
Accrued expenses	32,429	72,827
Taxes payable	(306,935)	(15,207)
Deferred revenue	(450,001)	(1,481)
Operating lease liabilities	(182)	(13,944)
Net cash used by operating activities	(1,365,007)	(165,675)

Cash Flows from Investing Activities
Purchase of property and equipment	(762)	(1,224)
Net cash provided (used) by investing activities	(762)	(1,224)

Cash Flows from Financing Activities
Shareholders capital contribution	180,000	-
Proceeds from related parties	323,100	116,707
Repayment to related parties	(196,445)	(17,889)
Net cash provided (used) by financing activities	306,655	98,818

Effect on changes in foreign exchange rate	(10,819)	1,249
Increase (decrease) in cash	(1,069,933)	(66,832)
Cash at beginning of period	1,121,580	187,437
Cash at end of period	$51,647	$120,605

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income tax	$147,332	$34,353

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

On June 22, 2020, QFL incorporated QMIS Investment Bank Limed (“QIB”) by the Labuan Financial Services Authority (“LFSA”) in Malaysia under the company limited by shares act with the name of QMIS Finance (L) Limited. Subsequently, the name was changed to QMIS Labuan Investment Bank Limited on March 24, 2021 and finally to QMIS Investment Bank Limited on 28 July 2022. QFL owns 100% equity ownership interest in QIB.

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

The Company’s organization chart after the share exchange follows,

Currently, QMIS USA is a holding company. QSC, QFL, and QTBS work together to provide business consultant services. QR is engaged in the business of software development and maintenance services. Beginning from February 2023, QR generates revenue from the usage of an online payment software, QRPay, which is maintained by QR. None of the other subsidiaries were engaged in business operations as of the date of these financial statements.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollar (“USD”), which is the reporting currency of the Company. The functional currency of QSC, QWT, QCV, QGE, QBT, and QRB are Malaysian Ringgit (“MYR”). The functional currency of QFL and QTCG are Hong Kong dollar (“HKD”). The functional currency of QMIS USA and QIB is USD.

The Company maintains the books and records in the functional currency. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollar, and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive gain (loss) within the statements of changes in shareholders’ deficit.

The exchange rates used for foreign currency translation were as follows:

(1) USD$1 = HKD

Period Covered	Balance Sheet Date Rates	Average Rates

Six months ended June 30, 2024	7.8083	7.8191
Six months ended June 30, 2023	7.8363	7.8394

(2) USD$1 = MYR

Period Covered	Balance Sheet Date Rates	Average Rates

Six months ended June 30, 2024	4.7157	4.7262
Six months ended June 30, 2023	4.6650	4.4559

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

Fair Value of Financial Instruments

The Company adopted Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follow:

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment of long-lived assets was recognized for the three and six months ended June 30, 2024 and 2023.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. No impairment for right-of-use lease assets incurred in  the three and six months ended June 30, 2024 and 2023.

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

For the six months ended June 30, 2024, customer A and customer B accounted for 71.4% and 20.3%, respectively, of the Company’s total revenues. For the six months ended June 30, 2023, customer A accounted for 95.7% of the Company’s total revenues.

For the six months ended June 30, 2024 and 2023, no vender accounted for more than 10% of the Company’s total purchases.

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

QSC, QWT, QCV, QGE, QBT, QIB, and QR operate in Malaysia and are subject to the income tax laws of Malaysia. QFL and QTBS operate in Hong Kong and are subject to the income tax law of Hong Kong. The local tax authority conducts periodic and ad hoc tax filing reviews on business enterprises after those enterprises complete their relevant tax filings. Therefore, the Company’s tax filings are subject to examination. It is therefore uncertain as to whether the local tax authority may take different views about the Company’s tax filings, which may lead to additional tax liabilities. As of June 30, 2024 and December 31, 2023, all of the Company’s tax returns remain open for statutory examination by relevant tax authorities.

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

Earnings per share

Basic earnings per ordinary share is computed by dividing net earnings attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2024 and 2023,  the Company had no dilutive stocks.

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

The Company incurred net losses of $540,281 in the six months ended June 30, 2024, and a net loss of 1,027,158 in the year ended December 31, 2023. In addition, the Company had accumulated deficit of $4,598,640 and $4,043,012 as of June 30, 2024 and December 31, 2023, respectively. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

Note 4-ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30,	December 31,
	2023	2023
	(unaudited)

Accounts receivable	$1,145	$2,701
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$1,145	$2,701

Note 5-PROJECT ADVANCE

QRB entered into a Software License Agreement (the “Riverse Agreement”) with Riverse Technology SDN BHD ( “Riverse”), a company incorporated and registered in Malaysia. Pursuant to the Agreement, Riverse would supply to QRB a customized “Digital Financing Solutions” System Platform and maintenance services for a total consideration of $1,220,000 payable in five tranches: 1. $152,500 due within 14 days after the effective date of the agreement; 2. $152,500 due within 14 days after the completion of post implementation and acceptance test; 3. $305,000 due within 14 days after the first-year anniversary of the acceptance; 4. $305,000 due within 14 days after the second-year anniversary of the acceptance; 5. $305,000 due within 14 days after the third-year anniversary of the acceptance.

Pursuant to the Riverse Agreement, Richwood Ventures Berhad, a related party,  made the first payment of $152,500, plus service tax of $9,150, totaling $161,650 (RM 768,160.80) on behalf of QRB in November 2023, as also disclosed in Note 10 (5). The amount of RM 768,160.80 was presented as $167,344 due to the change of currency exchange rate on December 31, 2023.

In January 2024, Richwood Ventures Berhad made the second payment of $152,500, plus service tax of $9,150, totaling $161,650 (RM 758,746.75) on behalf of QRB, as also disclosed in Note 10 (5). As of June 30, 2024, the total project advance amount of RM 1,527,107.55 was presented as $323,838, due to the fluctuation of currency exchange rate.

Note 6-PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30,	December 31,
	2024	2023
	(Unaudited)

Office furniture	3,145	3,231
Office equipment	13,187	12,762
Leasehold improvements	20,563	21,125
Total	36,895	37,118
Less: Accumulated depreciation	(33,852)	(34,529)
Total property, plant and equipment, net	$3,043	$2,589

Depreciation expense charged to operations was $241 and $2,133 for the three months ended June 30, 2024 and 2023, respectively.

Note 7-ACCOUNTS PAYABLE

Accounts payable consist of the following:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Accounts payable	$-	$-
Accounts payable-related parties*	54,075	41,392
Total	$54,075	$41,392

* Refer to Note 9 (4) - Related party transaction.

Note 8-ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Accrued pension and employee benefit	$49,742	$34,865
Accrued professional fees	370,372	354,211
Accrued office expenses	12,996	5,489
Accrued office expenses-related party*	-	3,621
Total	$433,110	$398,186

* Refer to Note 9 (3) - Related party transaction.

Note 9-SERVICE TAXES PAYABLE

In June 2, 2023, the Malaysian government announced a Voluntary Disclosure Program For Indirect Taxes (the “VDP”) program to be implemented for twelve months starting from June 6, 2023 to May 31, 2024. VDP offers taxpayers an opportunity to voluntarily disclose outstanding taxes in good faith and encourage tax payments with incentive offers, which includes: 1. 100% remission on penalty; 2. No compounds will be issued under this program; 3. the period declared under the VDP will not be audited unless there is an element of fraud. The Company’s management believes that QSC's outstanding service taxes payable is eligible to participate in the VDP program.

QSC had recorded an outstanding service tax payable of RM 417,385 (approximately $99,972) carried forward from prior periods. In the year ended December 31, 2022, QSC accrued a tax penalty of RM 333,908 (approximately $76,883). Accordingly, the outstanding service tax payable amounted to RM 751,293 (approximately $170,750) as of December 31, 2022. In order to participate in the VDP program, QSC's management, with assistance from its outside accountant, reviewed the invoices for services provided, and discovered that certain invoices were for reimbursement rather than for professional service charge. In the context of service tax laws and regulation, reimbursement is  not subject to the service tax. After the review, the Management amended the outstanding balance of service tax payable to RM 14,400 (approximately $3,137), and submitted to the local tax authority, which approved the submission in the first quarter 2024. QSC fully paid off the outstanding balance of RM 14,400 (approximately $3,137) in the first quarter 2024. Since the local tax authority approved the submission in 2024, the Company remained the full amount of RM 751,293 carried forward, plus $RM 600 accrued for the year 2023, totaling RM 751,893 (approximately $163,800) as of December 31, 2023. In the six months ended June 30,2024, QSC recorded the overprovision of service tax of RM 736,893 (approximately $156,082) as other income.

Note 10-RELATED PARTY TRANSACTIONS

The Company had transactions with the following related parties:

Name of Related Party	Nature of Relationship
Dr. Yung Kong Chin	Former CEO, and Chairman of the Company.
Mr. Hua Fung Chin	A former director of the Company, and son of Mr. Yung Kong Chin.
Mr. Ting Teck Sheng	A former director of the Company.
Ms. Tingting Gu	A former director of the Company.
Richwood Ventures Berhad	A Malaysia company, Mr. Ting Teck Sheng is a director.
Panpay Holdings SDN BHD	A Malaysia company Mr. Ting Teck Sheng is a director.
Pantop Venture Capital SDN BHD	A Malaysia company owns 40% of QMIS Richwood Blacktech SDN BHD
Pantop Millennium SDN BHD	A Malaysia company owns 3% of QMIS Richwood Blacktech SDN BHD
QMIS Financial Group Limited	A Hong Kong company, Mr. Yung Kong Chin is a director.
QMIS Asset Management Limited	A Hong Kong company, Ms. Tingting Gu is a director.

(1) Software development and maintenance services provided to Richwood Ventures Berhad and Panpay Holdings SDN BHD

QMIS Richwood Blacktech SDN BHD (“QR”) provides software development and maintenance servicers to Richwood Ventures Berhad and Panpay Holdings SDN BHD. In the six months ended June 30, 2024, QR generated revenue of $38,086 and $19,043 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively. In the six months ended June 30, 2023, QR generated revenue of $10,323 and $20,647 from Richwood Ventures Berhad and Panpay Holdings SDN BHD, respectively. There was no outstanding balance due to/from these two related parties as of June 30, 2024 and December 31, 2023, respectively.

(2) Management fees paid to QMIS Financial Group Limited

QMIS Finance Limited (“QFL”) and QMIS TBS Capital Group Corp. (“QTBS”) paid management fees to QMIS Financial Group Limited for general and administrative services, such as office space and bookkeeping. The management fees amounted to $203,000 and $385,166 in the six months ended June 30, 2024 and 2023, respectively. There was no outstanding balance for accounts payable to QMIS Finance Group Limited as of June 30, 2024, and December 31, 2023, respectively.

(3) Advisory fees paid to QMIS Asset Management Limited

QMIS Finance Limited (“QFL”) and QMIS TBS Capital Group Corp. (“QTBS”) paid advisory fees to QMIS Asset Management Limited for assistance in operating strategy design and consultant services. The advisory fees amounted to $nil and $7,205 in the six months ended June 30, 2024 and 2023, respectively. The accrued expenses for QMIS Asset Management Limited amounted to $0 and $3,621 as of June 30, 2024, and December 31, 2023, respectively.

(4) Accounts payable to Pantop Millennium SDN BHD

Pantop Millennium SDN BHD has provided general and administrative services, such as office space and bookkeeping, to QMIS Richwood Blacktech SDN BHD (“QR”) since its inception in June 2021. The amount of the services was $19,043 and $20,198 for the six months ended June 30, 2024 and 2023, respectively. The account payable to Pantop Millennium SDN BHD amounted to $54,075 and $41,392 as of June 30, 2024 and December 31, 2023, respectively.

(5) Due to related parties

Since QMIS Richwood Blacktech SDN BHD (“QR”) did not have a bank account until November 2022, Pantop Venture Capital SDN BHD has traditionally paid QR's expenses for its operation. These advanced payments are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

As disclosed in Note 5, Richwood Ventures Berhad paid the first project advance of $161,650 in November 2023, and the second project advance of $161,650, on behalf of QMIS Richwood Blacktech SDN BHD. These advanced payments are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances. The outstanding balance due to Richwood Ventures Berhad amounted to $277,397 and $158,848 as of June 30, 2024, and December 31, 2023, respectively.

Due to lack of cash resources, Dr. Yung Kong Chin has financed the Company's operations. Whenever the Company needs cash resources, Dr. Chin loans money to the Company to support its operation. These loans are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Mr. Yung Kong Chin, Mr. Hua Fung Chin, Mr. Kar Yee Ong, and Ms. Tingting Gu lead the consultant service team which provides consultant services to customers. Their compensation was included in the costs of consultant services, and was accrued if it was not paid as of the balance sheet date.

Due to related parties consists of the following:

	June 30,	December 31,
	2024	2023
	(Unaudited)

Mr. Yung Kong Chin	$632,619	$625,185
Pantop Venture Capital SDN BHD	52,980	62,445
Richwood Ventures Berhad	277,397	158,848
Mr. Kar Yee Ong, CFO	25,614	25,606
Total	$988,610	$872,084

(6) Compensation paid to directors and officers

As noted above, Mr. Yung Kong Chin, Mr. Hua Fung Chin, Mr. Kar Yee Ong, and Ms. Tingting Gu lead the consultant service team which provides consultant services to customers. Their compensation was included in the costs of consultant services.

Compensation paid to directors and officers consists of the following:

	For the Six Months Ended
	June 30,	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Dr. Yung Kong Chin	$319,424	$253,204
Mr. Hua Fung Chin	1,584	35,648
Ms. Tingting Gu	-	5,102
Mr. Kar Yee Ong, CFO	10,167	5,102
Total	$331,175	$299,056

(7) Consultant services provided to Richwood Ventures Berhad and Panpay Holdings SDN BHD

QSC, QFL, and QTBS work together to provide consultant services to Richwood Ventures Berhad. In the six months ended June 30, 2024 and 2023, the Company generated revenue of $120,079 and $0 from Richwood Ventures Berhad, respectively. There was no outstanding balance due to/from Richwood Ventures Berhad as of June 30, 2024, and December 31, 2023, respectively.

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

The components of lease costs, lease term and discount rate with respect of operating leases with an initial term of more than 12 months are as follows:

	For the Six Months Ended
	June 30,	June 30,
	2024	2023
	(Unaudited)	(Unaudited)

Operating lease cost	$229	$12,361

	June 30,	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Weighted Average Remaining Lease Term - Operating leases	0.25 years	1.25 years

Weighted Average Discount Rate - Operating leases	8.00%	8.00%

As of June 30, 2024, future minimum lease payments under the non-cancelable lease agreements are as follows:

June 30,
2024
(Unaudited)
Lease payments in Year 2024	$152
Less: imputed interest	(1)
Total lease liabilities-current	151

Note 12-INCOME TAXES

United States

QMIS USA is a company registered in the State of Delaware incorporated in November 21, 2019 and subjects to federal income tax at 21% statutory tax rate with respect to the profit generated from the United States.

Malaysia

QMIS Securities Capital (M) SDN BHD ( “QSC”), QMIS World Trade International SDN BHD, QMIS Capital Venture SDN BHD, QMIS Green Energy Berhad, QMIS Biotech Group Berhad, QMIS Investment Bank Limited, and QMIS Richwood Blacktech SDN BHD ( “QRB”) were incorporated in Malaysia, and accordingly are governed by the income tax laws of Malaysia. The income tax provision in respect of operations in Malaysia is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations, and practices. Under the Income Tax Act of Malaysia, enterprises incorporated in Malaysia are usually subject to a unified 24% enterprise income tax rate while prefer, tax holidays, and tax exemptions may be granted on a case-by-case basis. The tax rate for small and medium sized companies (generally companies incorporated in Malaysia with paid-in capital of MYR2,500,000 or less, and gross income of not more than MYR50 million) is 17% for the first MYR600,000 (or approximately $150,000) taxable income, with the remaining balance being taxed at the 24% rate.

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

In the three months ended March 31, 2024, QSC made three installment payments, RM 25,514  (approximately $5,404) each, totaling RM 76,542  (approximately $16,212). As of March 31, 2024, QSC expected to make five more installment payments, RM 25,514  (approximately $5,403) each, totaling RM 127,570  (approximately $27,013) until the entire outstanding balance is fully paid off in August 2024. However, QSC did not make any installment payments in the three months ended June 30, 2024. As of June 30, 2024, the outstanding balance amounted to $27,042, due to the fluctuation of the exchange rate.

Hong Kong

QMIS Financial Limited ( “QFL”) and QMIS TBS Capital Group Corp.( “QTBS”) were incorporated in Hong Kong, and accordingly are subject to income tax at 8.25% on the first HKD 2,000,000 profit and 16.5% on the remaining profits arising in or derived from Hong Kong.

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

QTBS has submitted an Installments Application to the Hong Kong tax authority for the tax payable of HKD 12,351,479 (approximately $1,581,360), and proposed to make monthly instalments of HK$1,029,290 (approximately $131,780) until the full amount is settled. The payment schedule commenced in April 2024 and continue for 12 months until the outstanding tax is completely paid off. Dr. Chin, the Company’s former CEO and current Chairman, personally guaranteed the payoff of the income tax payable of QTBS.

In April 2024, QTBS made the first payment of HKD 1,029,290 (approximately $131,120) with loans from Dr. Chin. However, the Company did not make any further installment payments afterwards. As of June 30, 2024, the outstanding balance amounted to $1,337,498.

The income tax payable were as follows:

	June 30,	December 31,
	2024	2022
	(Unaudited)
United States	$-	$-
Malaysia-QSC	1,705	44,466
Malaysia-QRB	27,042	1,751
Hong Kong	1,337,498	1,468,860
	1,366,245	1,515,077

The components of the income tax provision were as follows:

For the Six Months ended
	June 30,	June 30,
	2024	2023
Current tax provision:	(Unaudited)	(Unaudited)
United States	$-	$-
Malaysia-QSC	-	-
Malaysia-QRB	-	-
Hong Kong	-	19,202
	-	19,202
Deferred tax provision:
United States	-	-
Malaysia-QSC	-	-
Malaysia-QRB	-	-
Hong Kong	-	-
	-	-
	$-	$19,202

Note 13-SEGMENT REPORTING

Revenue by service categories

	For the Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue
Consultant services	$570,079	$1,096,284
Software development and maintenance services	60,482	34,131
	630,561	1,130,415
Operating costs
Consultant services	1,298,309	1,199,119
Software development and maintenance services	28,374	36,891
	1,326,683	1,236,010
Income (loss) from operations
Consultant services	(728,230)	(102,835)
Software development and maintenance services	32,108	(2,760)
	(696,122)	(105,595)
Other income (expenses)
Consultant services	155,841	808
Software development and maintenance services	-	-
	155,841	808
Income (loss) before income tax expense
Consultant services	(572,389)	(102,027)
Software development and maintenance services	32,108	(2,760)
	(540,281)	(104,787)
Income tax expense
Consultant services	-	19,202
Software development and maintenance services	-	-
	-	19,202
Net income (loss)
Consultant services	(572,389)	(121,229)
Software development and maintenance services	32,108	(2,760)
	$(540,281)	$(123,989)

Capital expenditure
Consultant services	$762	$-
Software development and maintenance services	-	1,224
	$762	$1,224

	June 30,	December 31,
	2024	2023
	(Unaudited)
Total assets
Consultant services	$36,404	$996,757
Software development and maintenance services	178,086	183,155
Other	181,967	172,411
	$396,457	$1,352,323

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

In February, 2024, the Company entered into a stock subscription agreement with another individual investor, pursuant to which the Company would issue 20,000 shares of common stock at $9.00 per share, for a total consideration of $180,000. The funds were received in February 2024 and the shares were issued in March 2024.

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

Capital Stock Issued and Outstanding

As of June 30, 2024 and December 31, 2023, 301,088,600 and 301,058,600 shares of common stock were issued and outstanding, respectively, and 0 and 0 shares of preferred stock were issued and outstanding, respectively. The number of shares reflects the retrospective presentation of the share issuance on February 13, 2023, due to the recapitalization between entities under common control.

Note 15-Convertible Promissory Note

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

Note 16-CONTINGENCIES, RISKS AND UNCERTAINTIES

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

Corporate History and Organization

QMIS TBS Capital Group Corp. (“we,” “our,” “us,” “the Company,” or “QMIS USA”) was incorporated in the state of Delaware on November 21, 2019, under the name TBS Capital Management Group Corp. The name was changed to QMIS TBS Capital Group Corp. on February 10, 2020.

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

For the purposes of this Quarterly Report, QMIS TBS Capital Group Corp, QSC, QFL, QTBS, QR, QIB, QGE, QBT, QWT, and QCV will be referred to as the “Company.”

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

Recent Developments

Resignation of Chief Executive Officer

On June 24, 2024, the Company announced that Dr. Chin Yung Kong, one of the founders and a long-time officer of the Company, had chosen to resign as Chief Executive Officer of the Company, effective immediately. The Company and the Board thanked Dr. Chin for his many contributions to the growth and success of the business during his tenure as Chief Executive Officer of the Company.  Dr. Chin will continue to serve as Chairman of the Board of Directors of the Company going forward.

Appointment of New Chief Executive Officer

Also on June 24, 2024, the Company announced that the Company’s Board of Directors had appointed Dr Hj Mazlan Hj Bin Ahmad to serve as the Company’s Chief Executive Officer, effective immediately.

Dr. Mazlan, 55, a current member of the Company’s Board of Directors, has served on the Operation Review Panel with the Malaysian Anti-Corruption Commission since April 2020, and currently serves as the Executive Chairman of Finterra Technologies, Sdn Bhd, Kuala Lumpur, a position he has held since October 2017. Dr. Mazlan has served as Senior Vice President and Head of Group Enterprise Governance at RHB Banking Group from April 2014 to October 2015, before which he served as Deputy Director in the Financial Intelligence and Enforcement Department of Bank Negara Malaysia (Central Bank of Malaysia) from November 2008 to March 2014. Dr. Mazlan has a Bachelor Degree in Accounting from the International Islamic University Malaysia, a Master of Business Administration - Entrepreneurship/Entrepreneurial Studies in 2017 from the University International of Georgia, and a Doctorate in Business Admins, Business Administration and Management, General from the Akademia Górnośląska im. Wojciecha Korfantego.  He was appointed to the Company’s Board of Directors on May 5, 2024.

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

Financial Overview

For the three months ended June 30, 2024 and 2023, we generated total revenues of $150,278 and $335,748, respectively, and reported net loss of $232,055 and net loss of $358,265 respectively, with cash used in operating activities of $1,365,007 compared to cash used in operating activities of $165,675, respectively. As noted in our unaudited consolidated financial statements, as of June 30, 2024, we had an accumulated deficit of $4,598,640.

Results of Operations

Comparison of Results of Operations for the Three Months ended June 30, 2024 and 2023

The following table summarizes the Company’s operating results as reflected in the Company’s statements of income during the three months ended June 30, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Three Months Ended June 30,
	2024		2023		Variance
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

REVENUE	$150,278	100%	$335,748	100%	$(185,470)	-55%
COST OF REVENUES	53,345	35%	301,331	90%	(247,986)	-82%
GROSS PROFIT	96,933	65%	34,417	10%	62,516	182%

Operating Expenses:
General Administrative Expenses	328,876	219%	391,367	117%	(62,491)	-16%

Total Operating Expenses	328,876	219%	391,367	117%	(62,491)	-16%

Income (Loss) from Operation	(231,943)	-154%	(356,950)	-106%	125,007	35%

Total Other Income (Expense)	(112)	0%	(1,238)	0%	1,126	-91%

Profit/(Loss) Before Provision of Income Tax	(232,055)	-154%	(358,188)	-107%	126,133	35%

Provision for Income Tax	-	0%	77	0%	(77)	-100%

Net Income (Loss)	$(232,055)	-154%	$(358,265)	-107%	$126,210	35%

Less: Income attributable to non controlling interests	7,647	5%	(2,297)	-1%	9,944	433%
Net Income (Loss) attributable to
QMIS Securities Capital (M) Sdn. Bhd.	(239,702)	-149%	(355,968)	-107%	116,266	33%

Revenues

The Company’s different revenue sources for the three months ended June 30, 2024 and 2023, were as follows:

	For the Three Months Ended June 30,
	2024		2023		Variance
	Amount	%	Amount	%	Amount	%
Consultant Services	$-	0%	$319,937	95%	$(319,937)	-100%
Consultant Services-related parties	120,079	80%	-	0%	120,079	100%
Software-development & maintenance-related parties	28,535	19%	15,243	5%	13,292	87%
Software-development & maintenance	1,664	1%	568	0%	1,096	193%
Total Revenue	$150,278	100%	$335,748	100%	$(185,470)	-55%

For the three months ended June 30, 2024, the Company’s total revenues decreased by $185,470 or 55% to $150,278 from $335,748 in the same period in 2023. This significant reduction is primarily due to the following factors:

(i)Consultant Services: For the three months ended June 30, 2024, total revenue decreased by 55% to $150,278 from $335,748 in the corresponding period of 2023. This decline was primarily due to the absence of direct consultant services, which had previously constituted 95% of the Company’s total revenue. The contraction in this key revenue stream was driven by diminished client engagements, influenced by budgetary constraints and project postponements linked to prevailing economic uncertainties. Despite these challenges, the period notably saw revenue from consultant services provided to related parties, contributing $120,079. Additionally, we observed growth in revenue from software development and maintenance services provided to these entities.

(ii)Software Development and Maintenance Services - Related Parties: Revenue from software development and maintenance services provided to related parties increased by 87% to $28,535, up from $15,243 in the same period in 2023. This growth primarily resulted from the expansion of services offered to existing related entities and constituted 19% of the Company’s total revenue for the period.

(iii)Software Development and Maintenance Services: This segment saw a modest increase, with revenues rising from $568 in 2023 to $1,664 in 2024 - an increase of $1,096. Although it shows growth, it remains the smallest contributor to total revenue for this reporting period.

Cost of Revenues

The following table sets forth the breakdown of the Company’s total cost of revenue for the three months ended June 30, 2024, and June 30, 2023:

	For the Three Months Ended June 30,
	2024		2023		Variance
	Amount	%	Amount	%	Amount	%
Cost of Consultant Services	$48,716	91%	$291,636	97%	$(242,920)	-83%
Cost of Software development	4,629	9%	9,695	3%	(5,066)	-52%
Total Cost of Revenue	$53,345	100%	$301,331	100%	$(247,986)	-82%

For the three months ended June 30, 2024, the Company’s total cost of revenues experienced a significant decrease, declining by 82% to $53,345 from $301,331 in the corresponding period of 2023. This reduction reflects operational adjustments in response to the reduction in the Company’s revenue streams. Below is a detailed breakdown of the costs associated with the Company’s services:

(i)Cost of Consultant Services: Costs decreased dramatically by 83%, totaling $48,716 in 2024 compared to $291,636 in 2023. The decrease in costs is directly related to the reduced scale of operations due to decreased client engagements and economic pressures.

(ii)Cost of Software Development: The costs related to software development also decreased by 52%, from $9,695 in 2023 to $4,629 in 2024. The decline is attributed to more efficient project management and a reduction in the scope of ongoing projects.

Gross Profit

The following table sets forth the breakdown of the Company’s total gross profit for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024		2023		Variance
	Amount	%	Amount	%	Amount	%
Consultant services	$ 71,363	73.6%	$ 28,301	82.2%	$ 43,062	152.3%
Software development and maintenance	25,570	26.4%	6,116	17.8%	19,454	318.1%
Total Gross Profit	96,933	100.0%	34,417	100.0%	62,516	181.6%

The gross profit from consultant services increased by 152% from 2023 to 2024, reflecting significant growth despite the overall decline in revenue. The Company’s gross profit from software development and maintenance saw a substantial increase of 318%, indicating a robust expansion in profitability driven by improved cost management and increased revenues.

General Administrative Expenses

The Company’s general and administrative expenses primarily consist of professional fees, consultant fees, office expenses, payroll and employee benefits, rental expenses, travel and lodging, and management fees. For the three months ended June 30, 2024, total general and administrative expenses decreased to $328,876, representing a reduction of $62,491 or 16% from $391,367 in the same period of 2023.

The decrease in general and administrative expenses can be attributed to several significant factors:

(i)Travel and Lodging: Decreased by 45% to $33,390 from $60,558, a reduction resulting from more selective travel and the adoption of virtual meetings, which reduced the need for extensive travel.

(ii)Management-Related Fees: Saw a complete elimination of expenses compared to the previous year, signaling a shift away from related consultancies and advisory services as we internalize these functions.

These reductions were partially offset by increases in:

(i)Professional Fees: Rose by 20% to $229,318 from $191,802. The increase is mainly due to higher legal and consultancy costs as we prepare for various compliance and regulatory procedures for the Company’s public offering preparations.

(ii)Consultation Fees: Newly reported at $33,400, where none were reported in the previous year. This rise indicates new engagements and increased utilization of external consulting services for the Company’s public offering preparations.

Other Income (Expenses), Net

For the three months ended June 30, 2024, total other expenses improved, showing a net decrease of $112, down from $1,238 in 2023, reflecting a reduction of 91%. This improvement was driven by reduced non-operational financial charges, including a $212 decrease in interest income and a significant drop in other expenses from $1,462 to $124, reflecting the fluctuation of currency exchange rate.

Income Tax Expense

There was no income tax expenses for the three months ended June 30, 2024, due to the net loss, compared to a modest income tax of $77 in 2023.

Net Income (Loss)

The net loss for the three months ended June 30, 2024, decreased significantly to $232,055, compared to the loss of $358,265 recorded in the same period in 2023, marking an improvement of 35.23%. This reduction in net loss is attributable to decreased operating and other expenses.

Net Loss Attributable to Non-controlling Interest

As referenced in the discussion of our company structure, we have non-controlling interest in our equity, meaning the portion of the equity in the subsidiaries of the Company not attributable, directly or indirectly, to the Company. Accordingly, we recorded non-controlling interest income (loss) attributable to the non-controlling interest. The income attributable to non-controlling interests in the three months ended June 30, 2024, changed positively, from a loss of $2,297 in 2023 to a gain of $7,647 in 2024. This represents an increase of 432.91%, reflecting changes in the profitability of subsidiaries not wholly owned by the parent company.

Net income (loss) attributable to QMIS TBS Capital Group Corp.

As a result of the foregoing, we reported a net loss attributable to the Company of $239,702 for the three months ended June 30, 2024. This represents an improvement of $116,266, or 33%, compared to the net loss of $355,968 reported for the three months ended June 30, 2023. This reduction reflects the overall decrease in losses at the consolidated level.

Comparison of Results of Operations for the Six Months ended June 30, 2024 and 2023

The following table summarizes the Company’s operating results as reflected in the Company’s unaudited statements of operations during the six months ended June 30, 2024 and 2023, respectively, and provides information regarding the dollar and percentage increase (or decrease) during such periods.

	For the Six Months Ended June 30,
	2024		2023		Variance
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

REVENUE	$630,561	100%	$1,130,415	100%	$(499,854)	-44%
COST OF REVENUES	328,692	52%	428,667	38%	(99,975)	-23%
GROSS PROFIT	301,869	48%	701,748	62%	(399,879)	-57%

Operating expenses:
General Administrative Expenses	997,991	158%	807,343	71%	190,648	24%
Total operating expenses	997,991	158%	807,343	71%	190,648	24%

Income (Loss) from Operation	(696,122)	-110%	(105,595)	-9%	(590,527)	559%

Total Other Income (Expense)	155,841	25%	808	0%	155,033	19187%

Loss before Provision of Income Tax	(540,281)	-86%	(104,787)	-9%	(435,494)	416%

Provision for income tax	-	0%	19,202	2%	(19,202)	-100%

Net Income (Loss)	$(540,281)	-86%	$(123,989)	-11%	$(416,292)	336%

Less: Income attributable to non controlling interests	15,347	2%	(1,836)	0%	17,183	936%
Net Income (Loss) attributable to
QMIS Securities Capital (M) Sdn. Bhd.	(555,628)	-88%	(122,153)	-11%	(433,475)	355%

Revenues

The Company’s different revenue sources for the six months ended June 30, 2024 and 2023, were as follows:

	For the Six Months Ended June 30,
	2024		2023		Variance
	Amount	%	Amount	%	Amount	%
Consultant Services	$450,000	71%	$1,096,284	97%	$(646,284)	-59%
Consultant Services-related parties	120,079	19%	-	0%	120,079	100%
Software-development & maintenance-related parties	57,129	9%	30,970	3%	26,159	84%
Software-development & maintenance	3,353	1%	3,161	0%	192	6%
Total Revenue	$630,561	100%	$1,130,415	100%	$(499,854)	-44%

For the six months ended June 30, 2024, the Company’s total revenues were $630,561, reflecting a 44% decrease from $1,130,415 recorded during the same period in 2023. The decrease in the Company’s revenues is primarily due to the following factors:

(i)Consultant Services: For the six months ended June 30, 2024, revenue from direct consultant services significantly decreased to $450,000, down 59% from $1,096,284 in the corresponding period in 2023. This substantial drop is attributable to decreased client demand influenced by economic slowdown and uncertainties. Despite these challenges, the period notably saw revenues from services provided to related parties, contributing $120,079.

(ii)Software-development & maintenance-related parties: Revenue increased to $57,129 from $30,970, marking an 84% growth for the six months ended June 30, 2024. This growth primarily resulted from the expansion of services offered to existing related entities, constituting 9% of the Company’s total revenue for the period, compared to 3% in the corresponding period in 2023.

(iii)Software-development & maintenance: A modest increase with revenues rising from $3,161 to $3,353, an increment of 6%. Although it remains a smaller portion of the Company’s revenue, consistent growth in this area highlights the Company’s commitment to maintaining and expanding software services that meet niche market needs.

Cost of Revenues

The following table sets forth the breakdown of the Company’s total cost of revenue for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024		2023		Variance
	Amount	%	Amount	%	Amount	%
Cost of Consultant Services	$319,424	97%	$412,453	96%	$(93,029)	-23%
Cost of Software development	9,268	3%	16,214	4%	(6,946)	-43%
Total Cost of Revenue	$328,692	100%	$428,667	100%	$(99,975)	-23%

For the six months ended June 30, 2024, the Company’s total cost of revenues decreased to $328,692 from $428,667 recorded in the same period in 2023. This reduction reflects operational adjustments in response to the reduction in the Company’s revenue streams. Below is a detailed breakdown of the costs associated with the Company’s services:

(i)Cost of Consultant Services: Costs decreased by 23% to $319,424 compared to $412,453 in 2023. The decrease in costs is directly related to the reduced scale of operations due to decreased client engagements and economic pressures.

(ii)Cost of Software Development: The costs related to software development also decreased by 43%, from $16,214 in 2023 to $9,268 in 2024. The decline is attributed to more efficient project management and a reduction in the scope of ongoing projects.

Gross Profit

The following table sets forth the breakdown of the Company’s total gross profit for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024		2023		Variance
	Amount	%	Amount	%	Amount	%
Consultant services	$250,655	83%	$683,831	97%	$(433,176)	-63%
Software development and maintenance	51,214	17%	17,917	3%	33,297	186%
Total Gross Profit	301,869	100%	701,748	100%	(399,879)	-57%

For the six months ended June 30, 2024, the Company’s total gross profit was $301,869, a significant decrease of 57% from $701,748 recorded during the same period in 2023. This substantial reduction in gross profit was driven by the sharp decrease in revenue from consultant services, which fell by 63.3% to $250,655 from $683,831 in the previous year. This major revenue category experienced a decline primarily due to reduced client demand, reflecting broader economic uncertainties that affected client budgets and project scopes.

General Administrative Expenses

The Company’s general and administrative expenses primarily consist of professional fees, consultant fees, office expenses, payroll and employee benefits, rental expenses, travel and lodging, and management fees. For the six months ended June 30, 2024, the Company’s total general and administrative expenses increased by 24%, reaching $997,991 from $807,343 in 2023.

The increase in general and administrative expenses can be attributed to several significant factors:

(i)Professional Fees: The largest increase in expenses was seen in professional fees, which surged by 68% to $413,003 from $245,867. The increase is mainly due to higher legal and consultancy costs as we prepare for various compliance and regulatory procedures for the Company’s public offering preparations.

(ii)Consultation Fees: We recorded $176,551 in consultation fees, where there was no expenditure in the prior year. This rise indicates new engagements and increased utilization of external consulting services for the Company’s public offering preparations.

(iii)Office Expenses: Office expenses increased significantly by 143% to $46,217 from $18,997.

These increases were partially offset by decrease in:

(i)Management-Related Fees: There was a notable decrease in management-related fees, which fell by 47% to $203,000 from $385,166. This reduction is part of the Company’s cost-optimization efforts and a shift away from related consultancies and advisory services as we internalize these functions.

Other Income (Expenses), Net

For the six months ended June 30, 2024, total other income showed an exceptional increase, totaling $155,841 compared to just $808 in 2023, marking an increase of 19,187%. This increase primarily consists of a revision in the overprovision of service tax amounting to $156,082 from QSC, as more fully disclosed in Note 9 to the consolidated financial statements. The total also includes interest income generated from bank deposits and gains and losses on foreign currency transactions. Net interest income decreased by $187 during the six months ended June 30, 2024. Additionally, there were net losses of $862 from foreign currency transactions due to fluctuations in foreign exchange rates.

Income Tax Expense

For the six months ended June 30, 2024, no income tax expense was recorded due to the net loss, compared to a tax provision of $19,202 in the same period in 2023 due to the net income in subsidiaries.

Net Income (Loss)

The company reported a significant deterioration in net income, recording a net loss of $540,281 for the six months ended June 30, 2024, compared to a net loss of $123,989 during the same period in 2023. This represents an increase in net losses of $416,292, or a 336% increase, primarily driven by a substantial rise in general and administrative expenses that far outpaced any gains from revenue.

Net Income (Loss) Attributable to Non-controlling Interest

As referenced in the discussion of our company structure, we have non-controlling interest in our equity, meaning the portion of the equity in the subsidiaries of the Company not attributable, directly or indirectly to the Company. Accordingly, we recorded non-controlling interest income attributable to the non-controlling interest. Income attributable to non-controlling interests was recorded at $15,347 for the period, compared to a loss of $1,836 in 2023.

Net income (loss) attributable to QMIS TBS Capital Group Corp.

As a result of the foregoing, we reported a net loss attributable to QMIS TBS Capital Group Corp. of $555,628 for the six months ended June 30, 2024, representing an increase of $433,475, or 355%, from a net loss of $122,153 for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had $51,647 in cash as compared to $1,121,580 as of December 31, 2023. We also had $323,838 in project advance primarily for a digital platform as of June 30, 2024.

The Company incurred a loss of $540,281 and a loss of $123,989 for the six months ended June 30, 2024 and 2023, respectively. The Company also had working capital deficit of $2,448,890 and $2,095,110 as of June 30, 2024, and December 31,2023, respectively. In addition, the Company had accumulated deficit of $4,598,640 and $4,043,012 as of June 30, 2024, and December 31, 2023, respectively. These factors among others raise substantial doubt about the ability to continue as a going concern for a reasonable period of time.

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

The following table sets forth summary of our cash flows for the periods indicated:

	For the Six Months Ended
	June 30,	June 30,
	2024	2023

Net cash used by operating activities	$(1,365,007)	$(165,675)
Net cash provided (used) by investing activities	(762)	(1,224)
Net cash provided (used) by financing activities	306,655	98,818
Effect on changes in foreign exchange rate	(10,819)	1,249
NET CHANGE IN CASH	(1,069,933)	(66,832)
CASH BEGINNING OF YEAR	1,121,580	187,437
CASH END OF YEAR	$51,647	$120,605

Operating Activities

For the six months ended June 30, 2024, net cash used by operating activities was significant, totaling $1,365,007, primarily consisting of the following:

(i)Net loss of $540,281 for the six months ended June 30, 2024;

(ii)An increase of $450,001 in deferred revenue, as we received an upfront payment of $450,001 in December 2023, for services to-be provided in the first quarter 2024;

(iii)An increase of $156,021 in project advance for the development of a software; and

(iv)A decrease of $306,935 in taxes payable, primarily due to the payoff of portion of income taxes owned by QSC.

Net cash used by operating activities was $165,675 in the six months ended June 30, 2023, primarily consisting of the following:

(i)Net loss of $123,989 for the six months ended June 30, 2023;

(ii)Accounts receivable increased by $102,706, primarily due to the increase in accounts receivable resulted from consultant services, and such accounts receivable was subsequently received.

(iii)A decrease of $15,207 in taxes payable, as we paid off portion of the taxes accrued.

(iv)Offset by an increase in accrued expenses of $72,827, mainly due to the increase in professional fees related to becoming publicly traded on a national exchange.

Investing Activities

Net cash used in investing activities amounted to $762 for the six months ended June 30, 2024, as compared to net cash used in investing activities amounted to $1,224 for the six months ended June 30, 2023, primarily consisting of the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024, was $306,655, compared to $98,818 for the same period in 2023. The net cash provided by financing activities in the six months ended June 30, 2024, primarily consisted of:

(i)Significant contributions totaling $180,000 received from shareholders;

(ii)Proceeds from related parties amounting to $323,100; and

(iii)Outflows for repayment to related parties totaled $196,445.

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

As of June 30, 2024, future minimum lease payments under the non-cancelable lease agreements are as follows:

June 30, 2024

Lease payments in Year 2024	$152

Total lease payments	152
Less: imputed interest	(1)
Non-current lease liabilities	$151

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

Dalian QMIS Software Technology Development Co., Ltd.

On December 12, 2021, QMIS Securities Limited (“QSL”), a stock brokerage firm based in Hong Kong with which Dr. Chin is a director (but which is not a subsidiary of the Company), entered into a Technical Consulting Agreement (the “Technical Consulting Agreement”) with Dalian QMIS Software Technology Development Co., Ltd (“Dalian QMIS”), a company incorporated in Dalian City of the PRC. Ms. Ting Ting Gu, a former director of the Company is a major shareholder of Dalian QMIS. The Technical Consulting Agreement does not clearly outline the compensation for the services.

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

Private Investors

In the third quarter of 2022, four individual investors (collectively, the “Investors”) intended to purchase shares directly from Dr. Chin, and not from the Company.  Unfortunately, due to an initial misunderstanding and miscommunication, the Investors entered into agreements with the Company for the purchase and sale of an aggregate of 578,000 shares of common stock, $1.00 per share, for a total consideration of $578,000.

In November 2023, the Company’s transfer agent, ClearTrust LLC (the “Transfer Agent”), erroneously issued 625,400 new shares, which included an extra 47,400 shares for delay in the issuance of the shares, from the Company to the Investors, per the original 2022 agreements, instead of transferring shares from Dr. Chin’s holdings.

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

QMIS TBS CAPITAL GROUP CORP.

Dated: August 22, 2024

	By:	/s/ Dr. Hj Mazlan Hj Bin Ahmad
Dr. Hj Mazlan Hj Bin Ahmad
Chief Executive Officer
(Principal Executive Officer)
Dated: August 22, 2024
	By:	/s/ Ong Kar Yee
Ong Kar Yee
Chief Financial Officer
(Principal Financial Officer)